Form 10QSB
period 2006-03-31
TNT DESIGNS INC
filed 2006-06-27
CIK 1286345

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

☐ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________ to ______.

Commission File No: 000-29449

TNT DESIGNS, INC.

(Name of small business in its charter)

Delaware	20-0937462
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

305 Madison Avenue, Suite 449, New York, NY 10165
(917) 215-1222
(Address and Telephone Number including area code
of registrant’s principal executive offices):

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( ) No (X )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.0001 par value, 2,292,500 shares at June 22, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TNT DESIGNS, INC.

INDEX

Page Number

PART I
Financial Information

Item 1 - Unaudited Financial Statements:
2
Balance Sheet as of March 31, 2006

Statement of Operations for the Three and Six Months Ended March 31, 2006 and 2005 and the Period from February 17, 2004 (inception) to March 31, 2006	3

Statement of Cash Flows for the Six Months Ended March 31, 2006 and for the Period from February 17, 2004 (inception) to March 31, 2006	4

Notes to Unaudited Financial Statements	5

Item 2. - Management's Discussion and Analysis or Plan of Operation	6

Item 3 - Controls and Procedures	6

PART II.
Other Information

Item 1. Legal Proceedings.	7

Item 2. Changes in Securities and Use of Proceeds.	7

Item 3. Defaults Upon Senior Securities.	7

Item 4. Submission of Matters to a Vote of Security Holders.	7

Item 5. Other Information.	7

Item 6. Exhibits.	7

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TNT DESIGNS, INC.

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$2,721
Inventory	996

Total Assets	$3,717

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$11,953
Due to stockholder/officer	7,110

Total Current Liabilities	19,063

Stockholders' Equity
Common stock, $.0001 par value; authorized: 30,000,000 shares;
issued and outstanding: 2,292,500 shares	229
Additional paid-in capital	29,221
Deficit accumulated during the development stage	(44,796)

Total Stockholders' Equity	(15,346)

Total Liabilities and Stockholders' Equity	$3,717

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Operations

							February 17, 2004
	Three Months Ended				Six Months Ended		(Inception) to
	March 31,				March 31,		March 31,
	2006		2005		2006	2005	2006

General and Administrative Expenses		$8,351		$3,175	$17,024	$22,439	$44,796

Net Loss		$8,351		$3,175	$17,024	$22,439	$44,796

Basic and diluted loss per share	$	*	$	*	$0.01	$0.01	$0.02

Basic and diluted weighted average
number of shares outstanding		2,292,500		2,201,028	2,292,500	2,158,201	2,195,827

* Less than $0.01, per share

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Cash Flows
(Unaudited)

			February 17, 2004
	Six Months Ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006
Cash flow from operating activities
Net loss	$(17,024)	$(22,439)	$(44,796)
Adjustments to reconcile net loss
to cash used in operating activities
Common stock issued for services			10,000
Changes in assets and liabilities
Increase in inventory			(996)
Increase in accounts payable and accrued expenses	10,453	2,065	11,953

Cash used in operating activities	(6,571)	(20,374)	(23,839)

Cash flow from financing activities
Proceeds from sales of common stock		19,250	19,450
Increase (decrease) in due to stockholder/officer	(2,000)		7,110

Cash (used in) provided by financing operations	(2,000)	19,250	26,560

(Decrease) increase in cash	(8,571)	(1,124)	2,721

Cash, beginning of period	11,292	15,907

Cash, end of period	$2,721	$14,783	$2,721

See notes to financial statements.

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

1.	ORGANIZATION AND OPERATIONS

TNT Designs, Inc. (Company) was incorporated in Delaware on February 17, 2004. The Company markets and distributes scarves, handbags and other products from India. All activity to date was related to the Company's organization and distributions and alliance agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of TNT Designs, Inc. together with the Company’s Plan of Operations in the Company’s Form SB-2/A for the year ended September 30, 2005. Interim results are not necessarily indicative of the results for a full year

The financial statements include all the accounts of the Company.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	DUE TO STOCKHOLDER/OFFICER

Due to stockholder/officer is payable on demand without interest.

In April 2006, the stockholder/officer advanced an additional $2,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies. When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Plan of Operations

TNT Designs, Inc. (the "Company") was founded as a Delaware corporation on February 17, 2004. The Company is a designer and wholesaler of women’s fashion accessories and cosmetics imported from India. The Company executed an exclusive distributorship and alliance agreement with Radico Export Import, Ltd., an entity founded under the laws of India (“Radico”). On April 8, 2005, the Company filed a Registration Statement on Form SB-2 for the registration of 792,500 shares of the Company’s 2,292,500 issued and outstanding shares of common stock, par value $.0001 per share (the “Common Stock”).

During the next twelve months, the Company anticipates, that it will commence marketing the products it distributes on behalf of Radico and establishing brand awareness. The Company hopes to develop sales of Radico’s accessories and cosmetics. The Company also intends to develop its website www.tntdesignsinc.com pending adequate financing.

Liquidity and Capital Resources

Based upon our current rate of expenditure, we will only have cash available to maintain purchases for approximately three (3) months. We may seek to obtain short-term financing from our sole officer and director, who has met our financing needs in the past. However, no such arrangements for funding or other future financing currently exists. The Company may seek to raise capital through an offering of our common stock. However, there can be no assurance that we will be successful in securing the capital we require.

Off Balance Sheet Transactions

There are no off-balance sheet arrangements to which the Company is a party that have or are reasonably likely to have a current or future effect on the Company's financial condition, results of operations, cash flows, liquidity, capital expenditures or capital resources.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon her evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in Internal Controls. We made no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of such controls by the Chief Executive and Chief Financial Officer.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no current proceedings, to the best of the Company's knowledge, that are material to its operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS
Exhibits:	31.1 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2006

TNT DESIGNS, INC.

By:  /s/ Anju Tandon
Director, President, Secretary, Treasurer and
Chief Financial Officer