Form 10QSB
period 2006-06-30
TNT DESIGNS INC
filed 2006-08-17
CIK 1286345

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.0001 par value, 2,292,500 shares at August 16, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Balance Sheet
June 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$1,950
Inventory	996

Total Assets	$2,946

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Due to stockholder/officer	$24,063

Stockholders' Equity
Common stock, $.0001 par value; authorized: 30,000,000 shares;
issued and outstanding: 2,292,500 shares	229
Additional paid-in capital	29,221
Deficit accumulated during the development stage	(50,567)

Total Stockholders' Equity	(21,117)

Total Liabilities and Stockholders' Equity	$2,946

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Operations
(Unaudited)

							February 17, 2004
	Three Months Ended				Nine Months Ended		(Inception) to
	June 30,				June 30,		June 30,
	2006		2005		2006	2005	2006

General and Administrative Expenses		$5,771		$2,033	$22,795	$24,472	$50,567

Net Loss		$5,771		$2,033	$22,795	$24,472	$50,567

Basic and diluted loss per share	$	*	$	*	$0.01	$0.01	$0.02

Basic and diluted weighted average
number of shares outstanding		2,292,500		2,292,500	2,292,500	2,202,967	2,205,997

* Less than $0.01, per share

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Cash Flows
(Unaudited)

			February 17, 2004
	Nine Months Ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006
Cash flow from operating activities
Net loss	$(22,795)	$(24,472)	$(50,567)
Adjustments to reconcile net loss
to cash used in operating activities
Common stock issued for services		10,000	10,000
Changes in assets and liabilities
Increase in inventory			(996)
Increase (decrease) in accounts payable and accrued expenses	(1,500)	1,000

Cash used in operating activities	(24,295)	(13,472)	(41,563)

Cash flow from financing activities
Proceeds from sales of common stock		9,250	19,450
Increase (decrease) in due to stockholder/officer	14,953	(5,000)	24,063

Cash (used in) provided by financing operations	14,953	4,250	43,513

Increase (decrease) in cash	(9,342)	(9,222)	1,950

Cash, beginning of period	11,292	15,907

Cash, end of period	$1,950	$6,685	$1,950

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments which include only normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the Plan of Operations included in the Company’s Form SB-2/A for the year ended September 30, 2005. Interim results are not necessarily indicative of the results to be expected for any subsequent quarters or a full year

The financial statements include all the accounts of the Company.

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

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Date: August 16, 2006

TNT DESIGNS, INC.

By: /s/ Anju Tandon
Director, President, Secretary, Treasurer and
Chief Financial Officer