Form 10KSB
period 2006-09-30
TNT DESIGNS INC
filed 2006-12-29
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934:
For the fiscal year ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
ACT OF 1934
For the transition period from _____ to _____

Commission File No: 000-29449

TNT DESIGNS, INC.
(Name of small business in its charter)

Delaware	20-0937462
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

305 Madison Avenue, Suite 449, New York, NY 10165
(917) 215-1222
(Address and Telephone Number including area code
of registrant’s principal executive offices):

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year. ($31,416.00)

As of December 27, 2006, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $192,500.00

As of December 27, 2006, there were 2,292,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TNT Designs, Inc. (the “Company” or “TNT”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

Overview

TNT Designs, Inc. is a New York City-based wholesaler and distributor of finer women’s accessories and cosmetics from India which distributes its products to retail and wholesale customers in New York State and elsewhere. TNT is a Delaware corporation which was formed on February 17, 2004. TNT has an exclusive strategic alliance and distributorship agreement with Radico Export Import Ltd., a company in India, which manufactures a wide range of products. The exclusivity of the Radico distribution agreement is limited geographically to New York State. It is believed the relationship with Radico will allow us to concentrate on the marketing of our products. To date, our only activities have been primarily organizational, directed towards negotiating and finalizing the strategic alliance with Radico, raising initial capital and developing our business plan. We have commenced limited activities with respect to commercial and other operations, including securing our first orders for products from two customers. We have no full time employees, own no real estate, and intend to intensify our commercial operations once we have become a publicly traded company and are able to raise additional capital. TNT intends to serve as both a wholesaler and distributor as well as a “fashion consultant” with respect to retail sales. TNT intends to sell items from fixed retail locations such as hotel rooms rented showrooms and the like.

Exclusive Distributorship and Alliance Agreement

On September 22, 2004, TNT signed an exclusive distributorship and alliance agreement with Radico Export Import, Ltd., a corporation formed under the laws of India (“Radico”). The agreement provides us with an exclusive right to market and distribute Radico’s products in New York State. The consideration for this right was Radico’s ability thereby to potentially sell more of its products through a U.S. distribution channel, which is in line with Radico’s strategy of increasing export of its products in the United States. Radico has an existing relationship with a small, local retailer of Radico's products within New York State to sell Radico's products at its retail location. While TNT’s agreement with Radico provides it the exclusive right to distribute Radico’s products to all new buyers through New York State, Radico is permitted to supply this retailer. While TNT does not intend to engage in any retail activities and intends to solely distribute Radico's goods, we may not be able to fully achieve our business plan of distributing Radico’s goods in New York State. This other Seller may have more developed marketing strategies and sales forces, enabling this retailer to more ably sell Radico’s products. TNT’s inability to distribute Radico’s products to other sellers may significantly impair TNT's ability to generate sales and revenues sufficient to sustain operations, TNT has permitted Radico to maintain this existing relationship that it wishes to continue, however all future distribution will be handled by TNT.

TNT has exclusive and non-transferable rights granted under the agreement. TNT will attempt to generate revenues by distributing Radico's products to retailers at a markup to the prices Radico charges TNT for such goods. TNT will not receive any commissions from Radico as a result of such sales. Subject to a certain preexisting relationship which Radico has with a single, local retailer in New York, TNT is the only company authorized in New York State to import, market and distribute Radico products in the state for a period of five years, renewable for additional five year-periods upon expiration of the initial term. The agreement may be terminated by either party unilaterally upon three months notice. The agreement does not provide for any minimum shipment amounts; however, upon mutual agreement between TNT and Radico, TNT has undertaken to purchase a minimum quantity of products when placing an order. Based upon discussions with Radico, we believe that any order which covers the cost of shipping will be fulfilled by Radico. Nothing in the agreement prevents us from purchasing products from any other vendor or from developing, marketing or distributing other fashion and beauty products.

Products

Radico is an India-based multinational organization engaged in the manufacture and export of beauty and fashion products and was formed in 1992 in India. Radico currently produces the following product lines under its own label: henna products, body dots/bindis, fashion handbags, belts, pashmina shawls and stoles, aroma candles and other aroma-based products, silver jewelry, fashion jewelry, embroidered dresses, scarves, Indian handicrafts, ayurvedic cosmetic products including hair coloring, moisturizers, anti-wrinkle creams, shampoo, and other cosmetics and promotional items.

Competition

The market for women’s accessories and cosmetic products is highly competitive in all of the potential distribution channels and is fragmented. TNT believes that the market is highly price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and unique products serving as the key factors influencing competition.

TNT believes that there are numerous businesses competing to distribute women’s accessories and cosmetics both on the internet and in terms of traditional brick and mortar distribution channels. TNT is not able to fully assess competitors as a number of such competitors are privately held businesses. However, we believe that we will compete with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and other direct marketing firms. At the present time, we do not have to compete with these other businesses for merchandise since we only order merchandise for clients directly from Radico. Most of our competitors are larger, have greater financial resources and a more varied selection of products than we do. Our success is dependent in part upon initiating and maintaining strong relationships with our clients and the quality and value of the Radico products.

Distribution Methods and Marketing

TNT is developing a website at www.tntdesignsinc.com which will be used as a distribution outlet on the Internet to sell our products. TNT has also developed an eBay store at http://stores.ebay.com/TNT-Designs-Internet-Store . Our web site marketing program requires further development, and TNT intends to develop the web site marketing program, upon obtaining additional working capital. We anticipate retaining one or more internet consultants to create banners and links for TNT’s website on clothing and apparel sales websites and websites promoting Indian cultural interests. In addition to sales of our merchandise on the Internet, we plan to engage in direct selling of such products, which is defined as the sale of a consumer product or service in a face-to-face manner away from a fixed retail location, sales obtained as a result of fashion consultant recommendations to retail customers, in addition to sales made from temporary leased showrooms. Through our CEO, TNT will market the Radico line through fashion trunk shows, if sufficient funds exist, and private appointments with retail and wholesale consumers. For this distribution channel, we will rely on our mailing list and referrals in order to increase our customer base. TNT currently has a mailing list of approximately 300 names to which we will send e-mail announcements of the fashion trunk shows and preview shows during the year. The trunk shows will last for one day and will be by invitation. Customers will RSVP to view the current collection, will be able to try on different pieces and place orders. Radico also maintains multiple websites for its products, and since we are the distributor for Radico in New York State, we receive customer inquiries which are made directly to Radico from any potential customers in New York State.

In addition to selling Radico products, TNT also will act as fashion consultants to our retail customers. As a fashion consultant, we will teach people how to “accessorize” using the handbags, scarves and other products which TNT will sell and will assist the customers in evaluating which styles and color are the most suitable for them. TNT will act as a fashion consultant directly in connection with our selling of goods, and will not currently charge for this service because TNT believes that its customers, after consulting with TNT, will tend to purchase more items in order to update or create a new look.

Sources and Availability of Raw Materials

TNT believes that the major raw materials used by Radico in the manufacture of the products from its suppliers which will be distributed by TNT are readily available from numerous sources and that the loss of these suppliers would not cause TNT to cease operations. However, TNT does not have any commitments with Radico in place if there is any change in the availability of the maw materials Radico uses to manufacture the goods TNT distributes. If such unavailability were to occur, there can be no assurance that TNT would not be forced to increase the prices it sells Radico's goods for and that TNT would be able to consummate sales at these prices and continue operations.

Trademarks and Patents

TNT currently has no trademarks or patent protection.

Government Regulations

TNT’s business operations are not currently subject to governmental regulations.

Research and Development

TNT does not currently conduct any primary research with respect to the development, marketing and distribution of new products.

Facilities

TNT Designs has no material assets and does not own any material real or personal property. TNT maintains a mailing address at 305 Madison Avenue, Suite 449, New York, New York 10165 for which we pay a nominal fee of approximately $60 per month. It is believed that this arrangement is sufficient for our purposes at this time. TNT does not believe that it will need to obtain additional office space at the present time, but anticipates requiring additional office space in the future once its business plan is further developed. TNT does not require any warehouse or shipping facilities due to our relationship with Radico for the foreseeable future.

Employees

As of December 22, 2006, TNT had one part-time employee, our President, who is our sole officer and director. There are no collective bargaining agreements or employment agreements in existence with respect to TNT.

Dependence on Sole Supplier

As discussed herein, TNT entered into a distribution and license agreement with Radico Export Import, Ltd., which provides TNT with the exclusive right to market and distribute its products within the State of New York. TNT will reply upon Radico for the products it sells.

ITEM 1A - RISK FACTORS

WITH A SHORT OPERATING HISTORY, TNT’S BUSINESS IS DIFFICULT TO EVALUATE

TNT Designs is a development stage enterprise, with no significant history of operations. TNT was incorporated on February 17, 2004, and is a start up company with very little operating history and no revenues to date. Accordingly, TNT has a limited operating history upon which to base an evaluation of its business and prospects. TNT’s business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets such as ours. To address these risks, TNT must successfully implement our business plan and marketing strategies (See “Plan of Operation” herein). TNT may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that TNT encounters.

AS TNT IS A DEVELOPMENT STAGE ENTERPRISE, TNT’S FAILURE TO SECURE ADDITIONAL FINANCING MAY AFFECT ITS ABILITY TO SURVIVE.

TNT will require additional financing in order to establish profitable operations. Such financing may not be forthcoming. Even if additional financing is available, it may not be available on terms TNT finds favorable. Failure to secure needed additional financing will have a very serious affect on TNT’s ability to develop operations or maintain its business.

TNT HAS YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE TNT WILL NEED ADDITIONAL FINANCING TO FUND THE DEVELOPMENT OF BUSINESS, TNT MAY EXPERIENCE DIFFICULTY IN ITS EFFORTS TO CONTINUE AS A GOING CONCERN.

TNT has incurred a net loss of $59,188 for the period from February 17, 2004 (inception) to September 30, 2006, (unaudited) and has no revenues to date. The successful implementation of our business plan is dependent upon future profitable operations from the development of our business. Our financial statements included with this prospectus have been prepared assuming that TNT will continue as a going concern. Consequently, our independent auditors have issued an opinion about our ability to continue as a going concern. If TNT is not able to achieve revenues or obtain financing, then TNT may not be able to commence revenue generating operations or to continue as a going concern.

TNT IS A DEVELOPMENT STAGE COMPANY WITH NO REVENUES TO DATE AND THERE CAN BE NO ASSURANCES THAT TNT WILL EVER BE SUCCESSFUL IN GENERATING REVENUE THROUGH OUR BUSINESS AND MARKETING STRATEGY.

We have no history of generating revenue and no assurances of ever developing revenues. We have been dependent upon funds received from a private placement of shares of our common stock as well as loans from our sole officer and director to sustain our development activities to date. Our business and marketing strategy contemplates that we will earn a substantial portion of our revenues from the distribution of Radico’s products (See “Plan of Operation” herein). There is no assurance that TNT will be able to generate revenues from the distribution of Radico’s products or that the revenues generated will exceed the operating costs of our business. Customers may not accept our products due to fashion trends and other subjective factors beyond our control.

TNT'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS STATED THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report for the year ended September 30, 2006, our independent registered public accounting firm stated that our significant losses from operations as of September 30, 2006 raised substantial doubt about our ability to continue as a going concern. Since September 30, 2006, we have continued to experience losses from operations. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If working capital is not available, TNT may be unable to commence operations.

AS A DEVELOPMENT STAGE COMPANY WITH NO HISTORY OF OPERATIONS OUR ABILITY TO ACCURATELY PREDICT FUTURE OPERATING RESULTS IS LIMITED

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

•	Our ability to successfully market Radico’s products;

•	Our ability to import products from India, currently the sole source of our products;

•	Our ability to perform under our sole distribution and alliance agreement;

•	The amount and timing of costs relating to expansion of the our operations;

•	Our ability to identify and enter into successful strategic ventures; and

•	General economic conditions and economic conditions specific to our industry.

These factors could negatively impact our financial results, with the result that TNT may not achieve profitability and our business may fail.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK AND IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, OUR INVESTORS MAY HAVE DIFFICULTY IN ATTEMPTING TO SELL THEIR SHARES.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. TNT currently plans to have its common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In furtherance of his objective, a market maker has filed a Form 15c-211 to make a market in our shares of common stock. TNT Designs cannot provide investors with any assurance that TNT’s common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If TNT’s common stock is not quoted on the OTC Bulletin Board or if a public market for TNT’s common stock does not develop, then investors may have difficulty selling the shares of our common stock. If TNT establishes a trading market for its common stock, the market price of the common stock may fluctuate significantly and be significantly affected by factors such as actual or anticipated fluctuations in operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially cause the market price of TNT’s common stock to decline.

AS TNT HAS NO REVENUE AND NO ABILITY TO ACCURATELY ANTICIPATE OPERATING RESULTS, THERE CAN BE NO ASSURANCES THAT TNT WILL EVER PAY DIVIDENDS ON ITS COMMON STOCK.

TNT does not currently anticipate declaring and paying dividends to shareholders in the near future. It is the current intention of TNT’s sole officer and director to apply net earnings, if any, in the foreseeable future to increasing working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase TNT common stock. TNT Designs currently has no revenues and a history of losses, so there can be no assurance that TNT will ever have sufficient earnings to declare and pay dividends to the holders of shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. TNT believes that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above and the “Market for Common Equity and Related Stockholder Matters” section at page 14 for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and may cause the price of shares of our common stock to decline.

RISKS RELATED TO OUR BUSINESS

TNT HAS ONLY COMMENCED BUSINESS OPERATIONS IN FEBRUARY 2004 AND HAS A LIMITED OPERATING HISTORY AND MAY NOT BE ABLE TO SUCCESSFULLY MANAGE THE RISKS NORMALLY FACED BY START-UP COMPANIES AND ITS BUSINESS MAY FAIL.

TNT has a limited operating history. Our operating activities since incorporation on February 17, 2004 consisted primarily of completing two private placements of our common stock whereby TNT issued a total of 192,500 shares to 23 investors and raised a total of $19,250 for general operating purposes and our execution of an alliance agreement for the importation and sale of women’s beauty products and fashion accessories with our business partner Radico Export Import Ltd., an Indian entity. Although our alliance agreement with Radico is exclusive, the exclusivity of the agreement is limited to New York State which may also limit our ability to enter into distribution agreements with national chains. TNT Designs does not have any other agreements with any of the wholesalers in any other geographic region in the U.S.

AS TNT CURRENTLY HAS ONLY ONE EMPLOYEE WHO SERVES AS THE SOLE OFFICER AND DIRECTOR, TNT’S ULTIMATE SUCCESS MAY BE DEPENDENT ON DECISIONS OR ACTIONS UNDERTAKEN BY ONE INDIVIDUAL WITHOUT THE BENEFIT OF REVIEW OR INPUT OF OTHERS.

While TNT’s sole officer - director employee has experience in financial services, apparel and home furnishings industries, all business decisions undertaken will be at her sole discretion without the input of others. TNT is unsure if Ms. Tandon has sufficient experience in TNT’s business to follow standard business practices that are specifically related to its business. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm. As a result, TNT may have to suspend or cease operations which will result in the loss of your investment.

INABILITY OF OUR SOLE OFFICER AND DIRECTOR TO DEVOTE SUFFICIENT TIME TO THE OPERATION OF THE BUSINESS MAY LIMIT OUR SUCCESS.

Presently our sole officer, employee and director allocates only a portion of her time to the operation of our business. Should our business develop faster than anticipated, she may not be able to devote sufficient time to the operation of the business to ensure that we continue in business. Even if this lack of sufficient time of our sole officer and employee is not fatal to our existence, it may result in limited growth and success of the business. Presently our sole officer and director allocates approximately 5-10 hours a week to the operation of our business. Should our business develop faster than anticipated, she may not be able to devote sufficient time to the operation of the business to ensure that TNT continues in business. Even if this lack of sufficient time of our sole officer and employee is not fatal to our existence, it may result in limited growth and success of the business.

TNT CURRENTLY HAS ONLY ONE OFFICER AND EMPLOYEE AND MAY NOT BE ABLE TO RETAIN QUALIFIED ADDITIONAL EMPLOYEES IF AND WHEN REQUIRED.

Although we presently have one employee, competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our ability to attract, hire and retain qualified personnel.

TNT LACKS AN OPERATING HISTORY AND HAS LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH MAY REQUIRE THE SUSPENSION OR CESSATION OF OPERATIONS.

TNT was incorporated in February 2004 and has not started substantial business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through September 30, 2006 (unaudited) was $59,188. Our ability to achieve and maintain profitability and positive cash flow is dependent in part upon:

•	Our ability to enter into additional strategic alliances that are successful;

•	Our ability to generate revenues;

•	Our ability to gain market acceptance of our products;

•	Development of and execution of our business plan (see “Plan of Operation”); and

•	Maintaining and attracting talented and experienced personnel both in management as well as sales in the women’s beauty product and fashion accessories market.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the establishment of a clientele base as well as market acceptance. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

BECAUSE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS APPROXIMATELY 87% OF OUR OUTSTANDING SHARES SHE WILL UNILATERALLY BE ABLE TO DECIDE CERTAIN CORPORATE ACTION INCLUDING DECIDING WHO WILL BE DIRECTORS.

Anju Tandon, the sole officer and director currently owns 2,000,000 of the 2,292,500 shares of common stock that are currently outstanding, or approximately 87%. As such, Ms. Tandon will be able to control all aspects of TNT’s business operations including the election of board members the acquisition or disposition of assets and the future issuance of shares. Because TNT’s sole officer and director is TNT’s principal shareholder, investors will not be able to replace Ms. Tandon if they disagree with the way TNT’s business is being run. Control by an insider could result in Ms. Tandon making decisions that are not in the best interest of investors which may result in your losing all of the value of your investment in TNT’s common stock.

AS WE HAVE NO OPERATING HISTORY THERE CAN BE NO ASSURANCES THAT WE WILL EVER DEVELOP A CUSTOMER BASE THAT WILL ACCEPT OUR PRODUCTS.

We have no customers and only a single supplier of the products we are attempting to sell; Radico Import Export Ltd. We have entered into an alliance agreement for distribution of women’s beauty products and fashion accessories, and we have identified a limited number of clients, customers or suppliers. Even if we obtain clients, customers and suppliers for our services, there is no guarantee that our suppliers will supply us, or that our customers will use the products we offer. If we are unable to attract enough suppliers to offer products for sale or enough customers to buy our products we will have to suspend or cease operations.

BECAUSE WE ARE SMALL AND DO NOT HAVE SUBSTANTIAL CAPITAL, WE MUST LIMIT MARKETING OUR PRODUCTS TO POTENTIAL CUSTOMERS AND SUPPLIERS. AS A RESULT, WE MAY NOT BE ABLE TO ATTRACT ENOUGH CUSTOMERS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Because we are a small development stage enterprise and presently have extremely limited capital, we must limit marketing to potential customers and suppliers. We intend to generate revenues through the sale of women’s beauty products and fashion accessories. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy or suppliers to sell to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

TNT CURRENTLY IS A PARTY TO ONLY ONE ALLIANCE AGREEMENT AS THE SOURCE FOR PRODUCTS WE INTEND TO SELL AND SHOULD THERE BE A BREACH UNDER THE AGREEMENT BY EITHER PARTY OR A PROBLEM OBTAINING PRODUCT UNDER THE AGREEMENT WE MAY BE UNABLE TO CONSUMMATE SALES AND GENERATE REVENUE AND PROFITS.

Our sole alliance agreement for the importation and sale of our products is with Radico Import Export Ltd., an Indian corporation. Should we have difficulty obtaining apparel products from Radico or should we have difficulty entering into other alliance agreements for importing products from other sources, our business operations may be unable to consummate any sales and we may required to cease operations.

OUR ONLY ALLIANCE AGREEMENT IS SUBJECT TO TERMINATION ON THREE MONTHS' NOTICE.

Our sole alliance agreement is with Radico Export Import Ltd., which provides us limited geographical exclusivity in New York State for the sale and distribution of Radico beauty and fashion products, although providing an initial term of five (5) years, may unilaterally be terminated on three months' notice. Should Radico elect to unilaterally terminate the agreement, we may be unable to find another source for whom to distribute products and we may be required to cease operations.

WE FACE INTENSE COMPETITION FROM MORE ESTABLISHED COMPANIES WITH PRODUCTS THAT HAVE OR MAY GAIN MARKET ACCEPTANCE PRIOR TO OUR PRODUCTS.

As we are a start-up company, we have limited resources and abilities to compete with larger and more established companies. Competition in the specialty retail industry is intense and we may not have the required resources to compete against a more established company under any circumstance.

TO CONTINUE OPERATING WE WILL EVENTUALLY NEED TO EARN A PROFIT OR OBTAIN ADDITIONAL FINANCING TO ENABLE US TO CONTINUE IN BUSINESS UNTIL WE ARE ABLE TO EARN A PROFIT.

Potential investors should be aware of the risks, uncertainties, difficulties and expenses we face as a newly formed company seeking to sell and distribute women’s beauty products and fashion accessories in a limited geographic area. If we cannot earn a profit, we may eventually be forced to discontinue our business. We will need additional capital to fund our operating losses and to expand our business. Additional capital may not be available to us on favorable terms when required, or at all. If additional financing is not available when needed, we may need to dramatically change our business plan, sell or merge our business or cease operations. In addition, our issuance of equity or equity-related securities to raise additional capital will dilute the ownership interest of existing shareholders.

TNT IS DEPENDENT ON ENTERING INTO STRATEGIC ALLIANCES AND DISTRIBUTORSHIP AGREEMENTS WITH THIRD PARTIES FOR PRODUCTS THAT TNT INTENDS TO SELL.

As a wholesaler and distributor of women’s accessories and cosmetics, TNT does not produce nor does it intend to produce any products that TNT intends to sell, but rather TNT intends to obtain these products from third parties under alliances or distribution agreements TNT may enter into. TNT is currently a party to a single agreement. In the event TNT’s current alliance agreement is not successful or TNT can not enter into additional alliance or distribution agreements with parties for products that are acceptable to consumers, may be unable to effectuate sales or conduct revenue generating operations.

RISKS RELATING TO THE INDUSTRY IN WHICH WE COMPETE

WE FACE INTENSE COMPETITION IN THE WORLDWIDE APPAREL INDUSTRY.

We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel and casual apparel producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We will attempt to compete with these companies primarily by:

•	anticipating and responding to changing consumer demands in a timely manner;

•	establishing favorable brand recognition;

•	distributing innovative, high-quality products in sizes, colors and styles that appeal to consumers;

•	appropriately pricing products;

•	providing strong and effective marketing support;

•	ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers; and

•	obtaining sufficient retail floor space and effective presentation of our products at retail.

We also face competition from companies selling apparel and home products through the Internet. Increased competition in the worldwide apparel, accessories and home product industries from Internet-based competitors could reduce our sales, prices and margins and adversely affect our results of operations.

A DOWNTURN IN THE ECONOMY MAY AFFECT CONSUMER PURCHASES OF DISCRETIONARY ITEMS, WHICH COULD ADVERSELY AFFECT OUR SALES.

The industry in which we operate is cyclical. Many factors affect the level of consumer spending in the apparel and cosmetic industries, including, among others:

•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	taxation; and

•	consumer confidence in future economic conditions.

Consumer purchases of discretionary items, including the products TNT distributes, may decline during recessionary periods and at other times when disposable income is lower. A downturn in the economies in which we, or our licensing partners, sell our products, may adversely affect our revenues. The current economic conditions have and may continue to adversely affect consumer spending and sales of our products.

ITEM 2 - DESCRIPTION OF PROPERTY

TNT currently maintains a mailing address at 305 Madison Avenue, Suite 449, New York New York 10165 under a lease that is month to month. TNT believes that its current office space is adequate for current operations and does not anticipate that it will require any additional premises in the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

TNT is not aware of any material, existing or pending legal proceedings against TNT Designs, nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2006.

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) TNT Designs’ common stock is not currently traded on any recognized stock exchange. There is no current public trading market for TNT shares of common stock. TNT has applied for a quotation on the OTC Bulletin Board. While TNT Designs intends to take needed action to qualify TNT common shares for quotation on the NASD OTCBB, there is no assurance that TNT can satisfy the current listing standards.

(b) Holders. As of December 27, 2006, we had 25 shareholders holding 2,292,500 shares of our common stock. Our stock transfer agent is Interwest Transfer Company, Inc., 1981 East 4800 South Suite 100, Salt lake City, Utah 84117, telephone (801) 272-9294.

(c)  Dividends. TNT has paid no dividends during the fiscal year ended September 30, 2006. There are no restrictions on TNT’s present or future ability to pay dividends.

The payment by TNT of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon TNT’s earnings, its capital requirements and its financial conditions, as well as other relevant factors.

ITEM 6 - PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and related notes that are provided as a part of this prospectus.

The forward-looking information set forth herein is as of December 27, 2006, and TNT undertakes no duty to update this information. Should events occur subsequent to December 27, 2006, that make it necessary to update the forward-looking information contained herein, the updated forward-looking information will be filed with the SEC as an amendment to this registration statement, available at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” beginning on page 4 of this prospectus.

Overview

TNT Designs was incorporated pursuant to the laws of Delaware on February 17, 2004. TNT entered into our first strategic alliance and distribution agreement with Radico Export Import, Ltd., a corporation formed under the laws of India. This agreement provides TNT with an exclusive right to market and distribute Radico’s products in New York State. TNT intends to negotiate an expansion of the geographic scope of this agreement with Radico such that the exclusivity extends throughout the United States, or worldwide. However, TNT's current agreement with Radico makes no provision for expanding TNT's exclusivity, nor has any agreement with Radico, written or oral, been reached and no assurance can be given that any such agreement will be reached. TNT also intends to enter into additional exclusive distribution arrangements with other similarly situated companies located in India. The company is in the process of negotiating such an agreement with such a manufacturer of goods located in India.

TNT Designs’ plan of operation for the next twelve months is to market and distribute Radico’s products to the potential customers on our mailing lists and databases and by use of the web site, which is expected to be completed in the near future. If TNT is unable to raise necessary funds for working capital, TNT will be unable to effectively market its products. TNT intends to market its products via its website, its Ebay store as well as, if funding or revenues permit, direct selling to retail and wholesale customers through tradeshows, trunk shows and TNT’s network of contacts. TNT will commence a web site marketing program in the near future, which will attempt to steer customers to its web site. It is anticipated that the average cost to conduct a trunk show for our products will be approximately $5,000, which includes the costs for transportation, rental space, inventory, staffing and marketing and printing costs. It is anticipated that the average cost to participate in an industry tradeshow will be $15,000, which includes the costs for transportation, booth rental, inventory, staffing and marketing and printing costs. There can be no assurance that TNT will have raised sufficient funds or generate sufficient revenues for either trunk shows or trade-shows.

TNT does not plan to conduct any product research and development, purchase any significant equipment or increase the number of employees in the next 12 months. TNT will focus its efforts on sales and marketing of products. In addition, TNT will attempt to expand its base of customers as well as suppliers in India. Currently, TNT relies solely on its alliance agreement with Radico to meet all of TNT’s sales requirements. TNT intends to seek out and find additional suppliers of new and similar products to those supplied by Radico. If TNT is unable to locate additional distributors of products, it intends to sell and if TNT is unable to obtain products for sale from Radico, TNT will be unable to consummate any sales or generate revenues.

 TNT anticipates spending an additional $30,000 on administrative costs such as accounting and auditing fees, professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

 At September 30, 2006, TNT’s cash position was $1,427.00. At its current rate of expenditures, TNT will only have cash available to maintain purchases for approximately six (6) months. TNT Designs may also seek to obtain short-term loans from its director, although no such arrangement has been made. TNT does not have any arrangements in place for any future equity financing. TNT’s current cash requirements will be met by cash on hand and, if working capital funds are not available, TNT will suspend or limit business operations. As discussed above, our audited financial statements at September 30, 2006, expressed substantial doubt about our ability to continue as a “going concern”.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2006, virtually all of our financing has been through private placements of common stock and loans by our executive officer. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at September 30, 2006, we will need additional equity or debt financing to sustain our operations through 2007 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

ITEM 7 FINANCIAL STATEMENTS

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2006

Report of Independent Registered Accounting Firm

To the Board of Directors and
Stockholders of TNT Designs, Inc.

We have audited the accompanying balance sheet of TNT Designs, Inc. (A Development Stage Enterprise) as of September 30, 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2006 and 2005, and for the period from February 17, 2004 (inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNT Designs, Inc. as of September 30, 2006 and the results of its operations and cash flows for the year ended September 30, 2006 and 2005, and for the period February 17, 2004 (inception) to September 30, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that TNT Designs, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, TNT Designs, Inc. has incurred losses through September 30, 2006 totaling $59,188, and has never earned revenues. TNT Designs, Inc. will require additional working capital to develop its business until TNT Designs, Inc. either: (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about TNT Designs’ ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Most & Company, LLP
Most & Company, LLP

New York, New York
November 30, 2006

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Balance Sheet

	September 30,	September 30,
	2006	2005
ASSETS
Current Assets
Cash	$1,427	$11,292
Inventory	996	996

Total Assets	$2,423	$12,288

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$8,098	$1,500
Due to stockholder/officer	24,063	9,110

Total Current Liabilities	32,161	10,610

Stockholders' Equity (Deficit)
Common stock, $.0001 par value; authorized: 30,000,000 shares;
issued and outstanding: 2,292,500 shares	229	229
Additional paid-in capital	29,221	29,221
Deficit accumulated during the development stage	(59,188)	(27,772)

Total Stockholders' Equity (Deficit)	(29,738)	1,678

Total Liabilities and Stockholders' Equity (Deficit)	$2,423	$12,288

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Operations

			February 17, 2004
	Year Ended	Year Ended	(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006

General and Administrative Expenses	$31,416	$25,365	$59,188

Net Loss	$31,416	25,365	59,188

Basic and fully diluted net loss per share	$0.01	$0.01	$0.03

Basic and fully diluted weighted average number of
shares outstanding	2,292,500	2,225,534	2,214,313

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)
February 17, 2004 (Inception) to September 30, 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Sale of common stock to officer,
at $.0001, per share (February 17, 2004)	2,000,000	$200			$200

Sale of common stock under private placement,
at $.10, per share, (March to May 2004)	100,000	10	$9,990		10,000

Net loss				$(2,407)	(2,407)

Balance, September 30, 2004	2,100,000	210	9,990	(2,407)	7,793

Stock issued for services at $.10, per share, (December 2004)	100,000	10	9,990		10,000

Sale of common stock under private placement,
at $.10, per share, (March 2005)	92,500	9	9,241		9,250

Net loss				(25,365)	(25,365)

Balance, September 30, 2005	2,292,500	229	29,221	(27,772)	1,678

Net loss				(31,416)	(31,416)

Balance, September 30, 2006	2,292,500	$229	$29,221	$(59,188)	$(29,738)
See notes to financial statements.

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Cash Flows

			February 17, 2004
	Year Ended	Year Ended	(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
Cash flow from operating activities
Net loss	$(31,416)	$(25,365)	$(59,188)
Adjustments to reconcile net loss
to cash used in operating activities
Common stock issued for services		10,000	10,000
Changes in assets and liabilities
Increase in inventory			(996)
Increase in accounts payable and accrued expenses	6,598	1,500	8,098

Cash used in operating activities	(24,818)	(13,865)	(42,086)

Cash flow from financing activities
Proceeds from sales of common stock		9,250	19,450
Increase in due to stockholder/officer	14,953		24,063

Cash provided by financing operations	14,953	9,250	43,513

Increase (decrease) in cash	(9,865)	(4,615)	1,427

Cash, beginning of period	11,292	15,907

Cash, end of period	$1,427	$11,292	$1,427

Noncash transactions
Stock subscription receivable from officer			$200

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

Basis of Presentation

The financial statements include all the accounts of the Company.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market determined by first-in, first-out method.

Stock based compensation

Compensation costs for common stock issued for services were based on the fair value method.

Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Net Loss Per Share

Basic net loss per share was computed by dividing the net loss for the period by the basic weighted average number of shares outstanding during the year. Fully diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of fully diluted shares outstanding during the period. There were no dilutive securities outstanding.

Financial Instruments

The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses and due to stockholder/officer, approximate their fair values because of their relatively short maturities.

Use of Estimates

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

3.	FINANCIAL CONDITION AND GOING CONCERN

Through September 30, 2006, the Company incurred losses totaling $59,188, and has earned no revenues since inception. Because of this, the Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to either: (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's, working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not commence its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	DUE TO STOCKHOLDER/OFFICER

Due to stockholder/officer is payable on demand without interest. During the period February 17, 2004 (inception) to September 30, 2004, the Company purchased inventory of $996 from the stockholder/officer.

Subsequent to September 30, 2006, an officer/shareholder made a loan to the Company of an additional $5,000.

5.	INCOME TAX

As of September 30, 2006, the Company had net operating loss carryforwards to reduce future taxable income of approximately $55,000.

As of September 30, 2006, deferred income taxes have been provided on net operating loss carryforwards of approximately $32,000. As of September 30, 2006, realization of the Company's net deferred tax asset of $22,000 was not considered more likely than not and, accordingly, a valuation allowance of approximately $22,000 has been provided.

6.	COMMON STOCK

Upon incorporation, the Company authorized 30,000,000 shares of $.0001 par value common stock.

In February 2004, the Company sold 2,000,000 shares of common stock to its officer for $200.

In March, April and May 2004, the Company sold 100,000 shares of common stock under a private placement in exchange for $10,000 ($.10, per share).

On December 17, 2004, the Company issued 100,000 shares of common stock for legal services valued at $10,000 ($.10, per share).

In March 2005, the Company completed the sale of 92,500 shares of common stock under a private placement in exchange for $9,250 ($.10, per share).

7.	DISTRIBUTION AND ALLIANCE AGREEMENT

On September 22, 2004, the Company entered into an exclusive distribution and alliance agreement with a manufacturer located in India. Under the agreement, the Company has an exclusive right to distribute the manufacturer's products in New York State for five years.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8-A

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), TNT carried out an evaluation under the supervision and with the participation of TNT's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of TNT; (2) all positions and offices with TNT held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name	Age	Position with the Company/Principal Occupation	Director Since
Anju Tandon	38	Director, President, Secretary, Treasurer and Chief Financial Officer	February 2004

Business Experience

Anju Tandon was appointed Director, President, Secretary, Treasurer and Chief Financial Officer in February 2004 at the formation of TNT, and she is our only employee. Prior thereto, and from January 2002 to February 2004, Ms. Tandon served as an independent consultant in the apparel home furnishings, fashion accessories, import-export business and travel industries by providing counseling. Prior thereto, and from January 2000 to February 2002, served as an associate in structured finance with Arthur Anderson. Ms. Tandon holds a Masters in Business Administration from Pace University and a Batchelor of Arts from Fordham University.

Directorship

TNT’s sole officer and director has indicated to she is not presently a director in any other Registrant with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

(b) Identification of Certain Significant Employees

TNT does not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to the business of TNT.

(c) Family Relationships

No family relationship exists between any director or executive officer of TNT.

(d) Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of TNT or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires TNT’s executive officers and directors and persons who own more than 10% of a registered class of TNT’s equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of TNT on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish TNT with copies of all Section 16(a) reports they file. To TNT’s knowledge, all beneficial owners of greater than 10% of TNT’s Common Stock, have complied with all Section 16(a) filing requirements applicable to them during TNT’s most recent fiscal year.

EMPLOYMENT AGREEMENTS

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

ITEM 10 - EXECUTIVE COMPENSATION

(a) General

(1) through (7) All Compensation Covered. During the two fiscal years ended September 30, 2006, the aggregate compensation paid to, accrued or set aside for any executive officer or director of TNT was $0.

(b) Summary Compensation Table.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Position	Year	Salary (1)

Anju Tandon, Chairman, President and Chief Financial Officer	2006 2005 2004	0 0 0

(1) No officer received any bonus or other compensation.

During the fiscal years ended September 30, 2006 and 2005, TNT made no grants of stock options or freestanding SAR's to any executive officer or director of TNT.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth information known to TNT with respect to the beneficial ownership of its common stock as of December 27, 2006, for (i) all persons known by TNT to own beneficially more than 5% of its outstanding common stock, (ii) TNT’s sole director, and (iii) TNT’s sole Executive Officer.

5% Stockholders, Directors and Officers(1)	Shares Beneficially Owned	% of Total(2)
Anju Tandon (1)	2,000,000	87.2%
c/o TNT Designs, Inc 305 Madison Avenue, Suite 449 New York, NY 10165

(1) Ms. Tandon is TNT’s sole director and executive officer, and sole employee. Ms. Tandon is serving a three (3) year term as director of TNT. Ms. Tandon’s term as director expires in February 2007 or as soon thereafter as her successor is elected and qualified. Our executive officers are elected annually by our director, Ms. Tandon, who is also serving her consecutive terms as President, Chief Financial Officer and Secretary, which current terms shall expire in February 2008.

(2) Based on 2,292,500 shares outstanding as of December 27, 2006.

(b) Security Ownership of Management. The following information is furnished as of December 31, 2005, as to the number of shares of TNT’s Common Stock, $.001 par value per share owned beneficially by each executive officer and director of TNT and by all executive officers and directors as a group:

	Amount and Nature
Name and Address of Beneficial Owner	of Beneficial Ownership	Percentage of Class

Anju Tandon	2,000,000	87.2%
305 Madison Avenue
New York, New York 10165

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fourth quarter of TNT’s fiscal year, our sole officer and director, Anju Tandon, made a loan to TNT in the principal amount of $5,000. The loan does not bear interest and is due on demand from Ms. Tandon.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

TNT has never filed a current report on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended September 30, 2006 and 2005 by Most & Co., LLP, our auditors:

	2006	2005
Audit Fees (1)	$13,088	$7,000
Non-Audit Fees:	—	—
Audit Related Fees (2)	—	—
Tax Fees (3)	500	450

Total Fees paid to auditor	$13,588	$7,450

(1) Audit fees consist of fees billed for professional services rendered for the audit of TNT’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Most & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of TNT’s consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, TNT has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on December 27, 2006.

TNT Designs, Inc.

By:	/s/ Anju Tandon
Anju Tandon Chairman of the Board, President and Chief Financial Officer