Form 10QSB
period 2006-12-31
TNT DESIGNS INC
filed 2007-02-07
CIK 1286345

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006.

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

Common Stock, $.0001 par value, 2,292,500 shares at February 5, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements:	F-1

Balance Sheet as of December 31, 2006 (Unaudited)	F-1

Statement of Operations for the Three Months Ended December 31, 2006 and 2005 and the Period from February 17, 2004 (inception) to December 31, 2006	F-2

Statement of Cash Flows for the Three Months Ended December 31, 2006 and 2005 and for the Period from February 17, 2004 (inception) to December 31, 2006	F-3

Notes to Unaudited Financial Statements	F-4

Item 2. - Management's Discussion and Analysis or Plan of Operation	3

Item 3 - Controls and Procedures	3

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.	4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	4

Item 3. Defaults Upon Senior Securities.	4

Item 4. Submission of Matters to a Vote of Security Holders.	4

Item 5. Other Information.	4

Item 6. Exhibits.	4

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Balance Sheet
December 31, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$3,971
Inventory	17,947

Total Assets	$21,918

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$7,293
Due to stockholder/officer	51,014

Total Current Liabilities	58,307

Stockholders' Equity
Common stock, $.0001 par value; authorized: 30,000,000 shares;
issued and outstanding: 2,292,500 shares	229
Additional paid-in capital	29,221
Deficit accumulated during the development stage	(65,839)

Total Stockholders' Deficit	(36,389)

Total Liabilities and Stockholders' Deficit	$21,918

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Operations
(Unaudited)

					February 17, 2004
	Three Months Ended				(Inception) to
	December 31,				December 31,
	2006		2005		2006

General and Administrative Expenses		$6,651		$8,673	$65,839

Net Loss		$6,651		$8,673	$65,839

Basic and diluted loss per share	$	*	$	*	$0.03

Basic and diluted weighted average
number of shares outstanding		2,292,500		2,292,500	2,221,170

* Less than $0.01, per share

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Cash Flows
(Unaudited)

			February 17, 2004
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006
Cash flow from operating activities
Net loss	$(6,651)	$(8,673)	$(65,839)
Adjustments to reconcile net loss
to cash used in operating activities
Common stock issued for services			10,000
Changes in assets and liabilities
Inventory	(16,951)		(17,947)
Accounts payable and accrued expenses	(805)	2,500	7,293

Cash used in operating activities	(24,407)	(6,173)	(66,493)

Cash flow from financing activities
Proceeds from sales of common stock			19,450
Increase (decrease) in due to stockholder/officer	26,951		51,014

Cash provided by financing operations	26,951	-	70,464

Increase (decrease) in cash	2,544	(6,173)	3,971

Cash, beginning of period	1,427	11,292

Cash, end of period	$3,971	$5,119	$3,971

See notes to financial statements

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

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of TNT Designs, Inc. together with the Company’s Plan of Operations in the Company’s Form 10-KSB for the year ended September 30, 2006. Interim results are not necessarily indicative of the results for a full year

The financial statements include all the accounts of the Company.

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

New Accounting Pronouncements

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, effective for years commencing after December 15, 2006. The Company has not yet determined what the effects will be, if any, on their financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	DUE TO STOCKHOLDER/OFFICER

Due to stockholder/officer is payable on demand without interest.

4.	SUBSEQUENT EVENTS

In January 2007, the Company had sales of $20,217.

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

During the next twelve months, the Company anticipates, that it will commence marketing the products it distributes on behalf of Radico and others and establishing brand awareness. In January 2007, the Company completed its first sales in the amount of $20,217. The Company hopes to develop sales of Radico’s accessories and cosmetics. The Company also intends to develop its website www.tntdesignsinc.com pending adequate financing.

Liquidity and Capital Resources

Based upon our current rate of expenditure, we will only have cash available to maintain purchases for approximately twelve (12) months. We may seek to obtain short-term financing from our sole officer and director, who has met our financing needs in the past. However, no such arrangements for funding or other future financing currently exists. The Company may seek to raise capital through an offering of our common stock. However, there can be no assurance that we will be successful in securing the capital we require.

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
3

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no current proceedings, to the best of the Company's knowledge, that are material to its operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending December 31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibits:	31.1 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2007

TNT DESIGNS, INC.

By:  /s/ Anju Tandon
Director, President, Secretary, Treasurer and
Chief Financial Officer

5