Form 10QSB
period 2007-03-31
TNT DESIGNS INC
filed 2007-05-18
CIK 1286345

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

Common Stock, $.0001 par value, 2,292,500 shares at May 18, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. (UNAUDITED) FINANCIAL STATEMENTS

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Balance Sheet
March 31, 2007
(Unaudited)

ASSETS
Current Assets
Cash	$12,567
Inventory	996

Total Assets	$13,563
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$4,044
Due to stockholder/officer	51,014

Total Current Liabilities	55,058

Stockholders' Equity
Common stock - $.0001, par value, authorized: 30,000,000 shares;
issued and outstanding: 2,292,500 shares	229
Additional paid-in capital	29,221
Deficit accumulated during the development stage	(70,945)

Total Stockholders' Deficit	(41,495)

Total Liabilities and Stockholders' Deficit	$13,563

See notes to unaudited financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Operations
(Unaudited)

	Three Months Ended				Six Months Ended		February 17, 2004 (Inception) to
	March 31,				March 31,		March 31,
	2007		2006		2007	2006	2007

Sales		$20,217			20,217		$20,217

Cost of sales		(16,951)			(16,951)		(16,951)

		3,266			3,266		3,266

General and Administrative Expenses		(8,372)		$(8,351)	(15,023)	$(17,024)	(74,211)

Net Loss		$(5,106)		$(8,351)	(11,757)	(17,024)	$(70,945)

Basic and diluted loss per share	$	*	$	*	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted average
number of shares outstanding		2,292,500		2,292,500	2,292,500	2,292,500	2,226,806

 * Less than $0.01, per share

See notes to unaudited financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Cash Flows
(Unaudited)

	Six Months Ended March 31,		February 17, 2004 (Inception) to March 31,
	2007	2006	2007
Cash flow from operating activities
Net loss	$(11,757)	$(17,024)	$(70,945)
Adjustments to reconcile net loss
to cash used in operating activities
Common stock issued for services			10,000
Changes in assets and liabilities
Inventory			(996)
Accounts payable and accrued expenses	(4,054)	10,453	4,044

Cash used in operating activities	(15,811)	(6,571)	(57,897)

Cash flow from financing activities
Proceeds from sales of common stock			19,450
Increase (decrease) in due to stockholder/officer	26,951	(2,000)	51,014

Cash provided by (used in) financing operations	26,951	(2,000)	70,464

Increase (decrease) in cash	11,140	(8,571)	12,567

Cash, beginning of period	1,427	11,292

Cash, end of period	$12,567	$2,721	$12,567

See notes to unaudited financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)

1.	ORGANIZATION AND OPERATIONS

TNT Designs, Inc. (Company) was incorporated in Delaware on February 17, 2004. The Company markets and distributes scarves, handbags and other products from India. The Company is a development stage enterprise and substantially all activity to date was related to the Company's organization and distributions and alliance agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-B of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of TNT Designs, Inc. together with the Company’s Plan of Operations in the Company’s Form 10-KSB for the year ended September 30, 2006. Interim results are not necessarily indicative of the results for a full year

The financial statements include all the accounts of the Company.

Revenue Recognition

Sales are recorded when an arrangement exists, the sales price is fixed or determinable and collection is reasonably assured, usually when goods are shipped to the customer.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, which will be effective for the Company’s year commencing October 1, 2007. The Company has not yet determined what the effect will be, if any, on their financial statements.

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

The Company is still considered in the development stage as it has not commenced significant operations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION.

On May 8, 2007, the Company’s common stock was cleared for quotation on the Over-the-Counter Bulletin Board under the symbol “TNTD”

ITEM 6. EXHIBITS

Exhibits:	31.1 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2007	TNT DESIGNS, INC.

	By:	/s/ Anju Tandon
Director, President, Secretary, Treasurer and Chief Financial Officer