Form 10QSB
period 2007-06-30
TNT DESIGNS INC
filed 2007-08-20
CIK 1286345

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

Common Stock, $.0001 par value, 2,292,500 shares at August 19, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TNT DESIGNS, INC.

Condensed Consolidated Financial Statements

June 30, 2007

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$11,218
Inventory	996

Total Current Assets	$12,214

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$11,967
Due to stockholder/officer	51,014

Total Current Liabilities	62,981

Stockholders' Deficit
Common stock - $.0001, par value, authorized: 30,000,000 shares;
issued and outstanding: 2,292,500 shares	229
Additional paid-in capital	29,221
Deficit accumulated during the development stage	(80,217)

Total Stockholders' Deficit	(50,767)

Total Liabilities and Stockholders' Deficit	$12,214

See notes to the condensed consolidated financial statements.

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Operations
(Unaudited)

	Three Months Ended June 30,				Nine Months Ended June 30,			(Inception) to June 30,
	2007		2006		2007	2006		2007
Sales		$-		$-	$20,217	$		$20,217

Cost of revenue					(16,951)			(16,951)

Gross Profit					3,266			3,266

General and Administrative Expenses		(9,272)		(5,771)	(24,295)		(22,795)	(83,483)

Net Loss		$(9,272)		$(5,771)	$(21,029)		$(22,795)	$(80,217)

Basic and diluted loss per share	$	*	$	*	$0.01		$0.01

Basic and diluted weighted average
number of shares outstanding		2,292,500		2,292,500	2,292,500		2,292,500

* Less than $.01 per share

See notes to the condensed consolidated financial statements.

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Cash Flows
(Unaudited)

	Nine Months Ended June 30,		February 17, 2004 (Inception) to June 30,
	2007	2006	2007
Cash flow from operating activities
Net loss	$(21,029)	$(22,795)	$(80,217)
Adjustments to reconcile net loss to cash used in operating activities
Common stock issued for services			10,000
Changes in assets and liabilities
Inventory	-		(996)
Accounts payable and accrued expenses	(3,869)	1,500	11,967

Cash used in operating activities	(17,160)	(24,295)	(59,246)

Cash flow from financing activities
Proceeds from sales of common stock			19,450
Increase (decrease) in due to stockholder/officer	26,951	14,953	51,014

Cash provided by financing operations	26,951	14,953	70,464

Increase (decrease) in cash	9,791	(9,342)	11,218

Cash, beginning of period	1,427	11,292	-

Cash, end of period	$11,218	$1,950	$11,218

See notes to the condensed consolidated financial statements.

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

Revenue Recognition

Revenue is recorded when an arrangement exists, the sales price is fixed or determinable and collection is reasonably assured, usually when goods are shipped to the customer.

3.    FINANCIAL CONDITION AND GOING CONCERN

Through June 30, 2007, the Company incurred losses totaling $80,217 and, as of June 30, 2007, had cash of $11,218. Therefore, the Company will require additional working capital to develop its business operations.

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

Liquidity and Capital Resources

Based upon our current rate of expenditure, we will not have cash available to maintain our operations for the next twelve (12) months. We may seek to obtain short-term financing from our sole officer and director, who has met our financing needs in the past. However, no such arrangements for funding or other future financing currently exists. The Company may seek to raise capital through an offering of our common stock. However, there can be no assurance that we will be successful in securing the capital we require.

Off Balance Sheet Transactions

There are no off-balance sheet arrangements to which the Company is a party that have or are reasonably likely to have a current or future effect on the Company's financial condition, results of operations, cash flows, liquidity, capital expenditures or capital resources.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s controls and procedures are designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon her evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: August 19, 2007	TNT DESIGNS, INC.

	By:	/s/ Anju Tandon
Anju Tandon, Director, President, Secretary, Treasurer and Chief
Financial Officer