Form 10KSB
period 2007-09-30
TNT DESIGNS INC
filed 2007-12-20
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934:
For the fiscal year ended September 30, 2007

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

State issuer’s revenues for its most recent fiscal year. ($42,021.00)

As of December 20, 2007, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $406,575.00

As of December 20, 2007, there were 2,292,500 shares of common stock issued and outstanding.

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

Exclusive Distributorship and Alliance Agreement

On September 22, 2004, TNT signed an exclusive distributorship and alliance agreement with Radico Export Import, Ltd., a corporation formed under the laws of India (“Radico”). The agreement provides us with an exclusive right to market and distribute Radico’s products in New York State. The consideration for this right was Radico’s ability thereby to potentially sell more of its products through a U.S. distribution channel, which is in line with Radico’s strategy of increasing export of its products in the United States. Radico has an existing relationship with a small, local retailer of Radico's products within New York State to sell Radico's products at its retail location. While TNT’s agreement with Radico provides it the exclusive right to distribute Radico’s products to all new buyers through New York State Radico is permitted to supply this retailer. While TNT does not intend to engage in any retail activities and intends to solely distribute Radico's goods, and Radico will not permit this retailer to distribute Radico’s goods or engage in sales anywhere but its retail location, as a result of Radico's relationship with this retailer, we may not be able to fully achieve our business plan of distributing Radico’s goods in New York State. This other Seller may have more developed marketing strategies and sales forces, enabling this retailer to more ably sell Radico’s products. TNT’s inability to distribute Radico’s products to other sellers may significantly impair TNT's ability to generate sales and revenues sufficient to sustain operations, TNT has permitted Radico to maintain this existing relationship that it wishes to continue, provided however, that all future distribution will be handled by TNT.

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

Employees

As of December 20, 2007, TNT had one part-time employee, our President, who is our sole officer and director. There are no collective bargaining agreements or employment agreements in existence with respect to TNT.

Dependence on Sole Supplier

As discussed herein, TNT entered into a distribution and license agreement with Radico Export Import, Ltd., which provides TNT with the exclusive right to market and distribute its products within the State of New York. TNT will rely upon Radico for the products it sells

ITEM 1A – RISK FACTORS

WITH A SHORT OPERATING HISTORY, TNT’S BUSINESS IS DIFFICULT TO EVALUATE

TNT Designs is a development stage enterprise, with no significant history of operations. TNT was incorporated on February 17, 2004, and is a start up company with very little operating history and limited revenue to date. Accordingly, TNT has a limited operating history upon which to base an evaluation of its business and prospects. TNT’s business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets such as ours. To address these risks, TNT must successfully implement our business plan and marketing strategies (See “Plan of Operation” herein). TNT may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that TNT encounters.

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

TNT has incurred a net loss of $84,204 for the period from February 17, 2004 (inception) to September 30, 2007. The successful implementation of our business plan is dependent upon future profitable operations from the development of our business. Our financial statements included with this prospectus have been prepared assuming that TNT will continue as a going concern. Consequently, our independent auditors have issued an opinion about our ability to continue as a going concern. If TNT is not able to achieve additional revenues or obtain financing, then TNT may not be able to commence income generating operations or to continue as a going concern.

TNT IS A DEVELOPMENT STAGE COMPANY WITH LIMITED REVENUE TO DATE AND THERE CAN BE NO ASSURANCES THAT TNT WILL EVER BE SUCCESSFUL IN GENERATING SUBSTANTIAL REVENUE THROUGH OUR BUSINESS AND MARKETING STRATEGY.

We have generated limited revenue and there can be no assurances of raising it substantially. We have been dependent upon funds received from a private placement of shares of our common stock as well as a loan from our sole officer and director to sustain our development activities to date. Our business and marketing strategy contemplates that we will earn a substantial portion of our revenues from the distribution of Radico’s products (See “Plan of Operation” herein). There is no assurance that TNT will be able to generate revenues from the distribution of Radico’s products or that the revenues generated will exceed the operating costs of our business. Customers may not accept our products due to fashion trends and other subjective factors beyond our control.

TNT'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS STATED THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report for the year ended September 30, 2007, our independent registered public accounting firm stated that our significant losses from operations as of September 30, 2007 raised substantial doubt about our ability to continue as a going concern. Since September 30, 2007, we have continued to experience losses from operations. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If working capital is not available, TNT may be unable to commence operations.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. TNT currently plans to have its common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, Ms. Tandon, the sole officer and director of TNT is not aware that any market maker has any such intention. TNT Designs cannot provide investors with any assurance that TNT’s common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If TNT’s common stock is not quoted on the OTC Bulletin Board or if a public market for TNT’s common stock does not develop, then investors may have difficulty selling the shares of our common stock. If TNT establishes a trading market for its common stock, the market price of the common stock may fluctuate significantly and be significantly affected by factors such as actual or anticipated fluctuations in operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially cause the market price of TNT’s common stock to decline.

AS TNT HAS LIMITED REVENUE AND NO ABILITY TO ACCURATELY ANTICIPATE OPERATING RESULTS, THERE CAN BE NO ASSURANCES THAT TNT WILL EVER PAY DIVIDENDS ON ITS COMMON STOCK.

TNT does not currently anticipate declaring and paying dividends to shareholders in the near future. It is the current intention of TNT’s sole officer and director to apply net earnings, if any, in the foreseeable future to increasing working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase TNT common stock. TNT Designs currently has limited revenue and a history of losses, so there can be no assurance that TNT will ever have sufficient earnings to declare and pay dividends to the holders of shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

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

While TNT’s sole officer, director and employee has experience in financial services, apparel and home furnishings industries, all business decisions undertaken will be at her sole discretion without the input of others. TNT is unsure if Ms. Tandon has sufficient experience in TNT’s business to follow standard business practices that are specifically related to its business. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm. As a result, TNT may have to suspend or cease operations which will result in the loss of your investment.

INABILITY OF OUR SOLE OFFICER AND DIRECTOR TO DEVOTE SUFFICIENT TIME TO THE OPERATION OF THE BUSINESS MAY LIMIT OUR SUCCESS.

Presently our sole officer, director and employee allocates only a portion of her time to the operation of our business. Should our business develop faster than anticipated, she may not be able to devote sufficient time to the operation of the business to ensure that we continue in business. Even if this lack of sufficient time of our sole officer and employee is not fatal to our existence it may result in limited growth and success of the business. Presently our sole officer and director allocates approximately 5-10 hours a week to the operation of our business. Should our business develop faster than anticipated, she may not be able to devote sufficient time to the operation of the business to ensure that TNT continues in business. Even if this lack of sufficient time of our sole officer and employee is not fatal to our existence it may result in limited growth and success of the business.

TNT CURRENTLY HAS ONLY ONE OFFICER AND EMPLOYEE AND MAY NOT BE ABLE TO RETAIN QUALIFIED ADDITIONAL EMPLOYEES IF AND WHEN REQUIRED.

Although we presently have one employee, competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our ability to attract, hire and retain qualified personnel.

TNT HAS LIMITED OPERATING HISTORY AND HAS LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH MAY REQUIRE THE SUSPENSION OR CESSATION OF OPERATIONS.

TNT was incorporated in February 2004 and has not started substantial business operations nor realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through September 30, 2007 (unaudited) was $84,204. Our ability to achieve and maintain profitability and positive cash flow is dependent in part upon:

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

BECAUSE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS 86.8% OF OUR OUTSTANDING SHARES SHE WILL UNILATERALLY BE ABLE TO DECIDE CERTAIN CORPORATE ACTION INCLUDING DECIDING WHO WILL BE DIRECTORS.

Anju Tandon, the sole officer and director currently owns 1,990,000 of the 2,292,500 shares of common stock that are currently outstanding, or 86.8%. As such, Ms. Tandon will be able to control all aspects of TNT’s business operations including the election of board members the acquisition or disposition of assets and the future issuance of shares. Because TNT’s sole officer and director is TNT’s principal shareholder, investors will not be able to replace Ms. Tandon if they disagree with the way TNT’s business is being run. Control by an insider could result in Ms. Tandon making decisions that are not in the best interest of investors which may result in your losing all of the value of your investment in TNT’s common stock.

AS WE HAVE LIMITED OPERATING HISTORY THERE CAN BE NO ASSURANCES THAT WE WILL EXTEND OUR CUSTOMER BASE THAT WILL ACCEPT OUR PRODUCTS.

We have limited number of customers and few suppliers of the products we are attempting to sell; Radico Import Export Ltd. We have entered into an alliance agreement for distribution of women’s beauty products and fashion accessories, and we have identified a limited number of clients, customers or suppliers. Even if we obtain clients, customers and suppliers for our services, there is no guarantee that our suppliers will supply us, or that our customers will use the products we offer. If we are unable to attract enough suppliers to offer products for sale or enough customers to buy our products we will have to suspend or cease operations.

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

OUR ONLY ALLIANCE AGREEMENT IS SUBJECT TO TERMINATION ON THREE MONTHS' NOTICE.

Our sole alliance agreement is with Radico Export Import Ltd., which provides us limited geographical exclusivity in New York State for the sale and distribution of Radico beauty and fashion products. Although such an agreement provides for an initial term of five (5) years, the agreement may unilaterally be terminated on three months' notice. Should Radico elect to unilaterally terminate the agreement, we may be unable to find another source for whom to distribute products and we may be required to cease operations.

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

TNT IS DEPENDENT ON ENTERING INTO STRATEGIC ALLIANCES AND DISTRIBUTORSHIP AGREEMENTS WITH THIRD PARTIES FOR PRODUCTS THAT TNT INTENDS TO SELL.

As a wholesaler and distributor of women’s accessories and cosmetics, TNT does not produce nor does it intend to produce any products that TNT intends to sell, but rather TNT intends to obtain these products from third parties under alliances or distribution agreements TNT may enter into. TNT is currently a party to a single agreement. In the event TNT’s current alliance agreement is not successful or TNT can not enter into additional alliance or distribution agreements with parties for products that are acceptable to consumers, TNT may be unable to effectuate sales or conduct revenue generating operations.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2007.

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Quotations for our common stock are reported on the OTC Bulletin Board under the symbol “TNTD” and began on May 8, 2007. The following table sets forth the range of high and low bid information for the periods indicated since May 8, 2007:

2007	High	Low
Third Quarter, Fiscal Year 2007 (April 1 to June 30)	$4.00	$0.15
Fourth Quarter, Fiscal Year 2007 (July 1 to September 30)	$2.75	$0.75

(b) Holders. As of December 20, 2007, we had 25 shareholders holding 2,292,500 shares of our common stock. Our stock transfer agent is Interwest Transfer Company, Inc., 1981 East 4800 South Suite 100, Salt lake City, Utah 84117, telephone (801) 272-9294.

(c)  Dividends. TNT has paid no dividends during the fiscal year ended September 30, 2007. There are no restrictions on TNT’s present or future ability to pay dividends.

The payment by TNT of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon TNT’s earnings, its capital requirements and its financial conditions, as well as other relevant factors.

ITEM 6 – PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and related notes that are provided as a part of this prospectus.

The forward-looking information set forth herein is as of December 20, 2007, and TNT undertakes no duty to update this information. Should events occur subsequent to December 20, 2007, that make it necessary to update the forward-looking information contained herein, the updated forward-looking information will be filed with the SEC as an amendment to this registration statement, available at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” beginning on page 4 of this prospectus.

Overview

TNT Designs was incorporated pursuant to the laws of Delaware on February 17, 2004. TNT entered into our first strategic alliance and distribution agreement with Radico Export Import, Ltd., a corporation formed under the laws of India. This agreement provides TNT with an exclusive right to market and distribute Radico’s products in New York State. TNT intends to negotiate an expansion of the geographic scope of this agreement with Radico such that the exclusivity extends throughout the United States, or worldwide. However, TNT's current agreement with Radico makes no provision for expanding TNT's exclusivity, nor has any agreement with Radico, written or oral, been reached and no assurance can be given that any such agreement will be reached. TNT also intends to enter into additional exclusive distribution arrangements with other similarly situated companies located in India. The company continues to be in the process of negotiating such an agreement with such a manufacturer of goods located in India.

TNT Designs’ plan of operation for the next twelve months is to market and distribute Radico’s, and other manufacturer’s and whole seller’s products to the potential customers on our mailing lists and databases and by the use of the web site, which is expected to be completed in the near future. If TNT is unable to raise necessary funds for working capital, TNT will be unable to effectively market its products. TNT intends to market its products via its website and its Ebay store as well as, if funding or revenues permit, direct selling to retail and wholesale customers through tradeshows, trunk shows and TNT’s network of contacts. TNT will commence a web site marketing program in the near future, which will attempt to steer customers to its web site. It is anticipated that the average cost to conduct a trunk show for our products will be approximately $5,000, which includes the costs for transportation, rental space, inventory, staffing and marketing and printing costs. It is anticipated that the average cost to participate in an industry tradeshow will be $15,000, which includes the costs for transportation, booth rental, inventory, staffing and marketing and printing costs. There can be no assurance that TNT will have raised sufficient funds or generate sufficient revenues for either trunk shows or trade-shows.

TNT does not plan to conduct any product research and development, purchase any significant equipment or increase the number of employees in the next 12 months. TNT will focus its efforts on sales and marketing of products. In addition, TNT will attempt to expand its base of customers as well as suppliers in India. Currently, TNT relies primarily on its alliance agreement with Radico to meet all of TNT’s sales requirements. TNT intends to seek out and find additional suppliers of new and similar products to those supplied by Radico.

At September 30, 2007, TNT had approximately $900 cash and an account receivable, which was subsequently collected, of $22,000. At its current rate of expenditures, TNT will only have cash available to maintain purchases for approximately six (6) months. TNT Designs may also seek to obtain short-term loans from its director, although no such arrangement has been made. TNT does not have any arrangements in place for any future equity financing. TNT’s current cash requirements will be met by cash on hand and, if working capital funds are not available, TNT will suspend or limit business operations. As discussed above, our audited financial statements at September 30, 2007, expressed substantial doubt about our ability to continue as a “going concern”.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2007, virtually all of our financing has been through private placements of common stock and loans by our executive officer. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at September 30, 2007, we will need additional equity or debt financing to sustain our operations through 2008 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

ITEM 7 FINANCIAL STATEMENTS

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 11, 2007, we were advised by Most & Company, LLP (“Mostco”) that Mostco has combined its practice into Raich Ende Malter & Co. LLP (“Raich Ende”). Mostco has therefore effectively resigned as our independent certified public accounting firm. Effective May 11, 2007, we engaged Raich Ende as our independent certified public accounting firm to audit the Registrant’s financial statements. Raich Ende was not consulted on any matter described in Item 304(a)(2) of Regulation S-B prior to May 11, 2007. The resignation of Mostco and appointment of Raich Ende was approved by our board of directors.

The reports of Mostco on our financial statements for the years ended September 30, 2006 and 2005 contained no adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle, other than an explanatory paragraph as to our ability to continue as a going concern.

In connection with the audits for the fiscal years ended September 30, 2006 and 2005 and during the subsequent interim period through May 11, 2007, there were no disagreements between us and Mostco on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Mostco to make reference to the subject matter of the disagreement in connection with their reports.

In connection with the audit of the fiscal years ended September 30, 2006 and 2005 and during the subsequent interim period through May 11, 2007, Mostco did not advise us that:

•	internal controls necessary for us to develop reliable financial statements did not exist;

•
information had come to their attention that led them to no longer be able to rely on our management's representations or made them unwilling to be associated with the financial statements prepared by our management;

•
there was a need to expand significantly the scope of their audit, or that information had come to their attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report; or

•
information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

Prior to the engagement of Raich Ende, we had no consultations or discussions with Raich Ende regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered by them on or financial statements. Further, prior to their engagement, we received no oral or written advice from Raich Ende of any kind.

ITEM 8A - CONTROLS AND PROCEDURES

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

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of TNT; (2) all positions and offices with TNT held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name	Age	Position with the Company/Principal Occupation	Director Since
Anju Tandon	39	Director, President, Secretary, Treasurer and Chief Financial Officer	February 2004

Business Experience

Anju Tandon was appointed Director, President, Secretary, Treasurer and Chief Financial Officer in February 2004 at the formation of TNT, and she is our only employee. Prior thereto, and from January 2002 to February 2004, Ms. Tandon served as an independent consultant in the apparel home furnishings, fashion accessories, import-export business and travel industries by providing counseling. Prior thereto, and from January 2000 to February 2002, served as an associate in structured finance with Arthur Anderson. Ms. Tandon holds a Masters in Business Administration from Pace University and a Bachelor of Arts from Fordham University.

Directorship

TNT’s sole officer and director has indicated that she is not presently a director in any other Registrant with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires TNT’s executive officers and directors and persons who own more than 10% of a registered class of TNT’s equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of TNT on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish TNT with copies of all Section 16(a) reports they file. To TNT’s knowledge, all beneficial owners of greater than 10% of TNT’s Common Stock, have complied with all Section 16(a) filing requirements applicable to them during TNT’s most recent fiscal year. Ms. Tandon has not filed her Section 16(a) reports as sole executive officer and director.

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

ITEM 10 - EXECUTIVE COMPENSATION

(a) General

(1) through (7) All Compensation Covered. During the two fiscal years ended September 30, 2007, the aggregate compensation paid to, accrued or set aside for any executive officer or director of TNT was $0.

(b) Summary Compensation Table.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Anju Tandon, President, Treasurer, Chairman of the Board	2007 2006 2005	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —

(1) No officer received any bonus or other compensation.

During the fiscal years ended September 30, 2007 and 2006, TNT made no grants of stock options or freestanding SAR's to any executive officer or director of TNT.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth information known to TNT with respect to the beneficial ownership of its common stock as of December 20, 2007, for (i) all persons known by TNT to own beneficially more than 5% of its outstanding common stock, (ii) TNT’s sole director, and (iii) TNT’s sole Executive Officer.

5% Stockholders, Directors and Officers(1)	Shares Beneficially Owned	% of Total(2)
Anju Tandon (1)	1,990,000	86.8%
c/o TNT Designs, Inc 305 Madison Avenue, Suite 449 New York, NY 10165

(1) Ms. Tandon is TNT’s sole director and executive officer, and sole employee. Ms. Tandon is serving a two (2) year term as director of TNT. Ms. Tandon’s term as director expires in February 2009 or as soon thereafter as her successor is elected and qualified. Our executive officers are elected annually by our director, Ms. Tandon, who is also serving her consecutive terms as President, Chief Financial Officer and Secretary, which current terms shall expire in February 2008.

(2) Based on 2,292,500 shares outstanding as of December 20, 2007.

(b) Security Ownership of Management. The following information is furnished as of December 20, 2007, as to the number of shares of TNT’s Common Stock, $.001 par value per share owned beneficially by each executive officer and director of TNT and by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Anju Tandon	1,990,000	86.8%
305 Madison Avenue
New York, New York 10165

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2007, our sole officer and director, Anju Tandon, made loans to TNT in the principal amount of $46,418. The loans do not bear interest and are due on demand from Ms. Tandon.

ITEM 13. EXHIBITS

The following exhibit is incorporated herein by reference.

Number	Description of Document

16.1	Letter dated May 11, 2007 from Most & Company, LLP to the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 11, 2007, we were advised by our auditors, Most & Company, LLP (“Mostco”) that Mostco has combined its practice into Raich Ende Malter & Co. LLP (“Raich Ende”). Mostco has therefore effectively resigned as our independent certified public accounting firm. Effective May 11, 2007, we engaged Raich Ende as our independent certified public accounting firm to audit our financial statements. Raich Ende was not consulted on any matter described in Item 304(a)(2) of Regulation S-B prior to May 11, 2007. The resignation of Mostco and appointment of Raich Ende was approved by our board of directors.

The following table sets forth the aggregate fees billed to us for fiscal years ended September 30, 2007 and 2006 by Raich Ende Malter & Co. LLP and Most & Co., LLP our auditors:

	2007	2006
Audit Fees (1)	$14,056	$13,088
Non-Audit Fees:	—	—
Audit Related Fees (2)	648	—
Tax Fees (3)	2072	500

Total Fees paid to auditor	$16,776	$13,588

(1) Audit fees consist of fees billed for professional services rendered for the audit of TNT’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Raich Ende Malter & Co. LLP and Most & Co., LLP in connection with statutory and regulatory filings or engagements.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, TNT has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on December 20, 2007.

TNT Designs, Inc.

By:	/s/ Anju Tandon
Anju Tandon
Chairman of the Board, President
and Chief Executive and Financial Officer

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2007

Index to Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-2 to F-3

Balance Sheet - September 30, 2007 and 2006	F-4

Statement of Operations - Years ended September 30, 2007 and 2006 and February 17, 2004 (Inception) to September 30, 2007	F-5

Statement of Stockholders' Deficit - February 17, 2004 (Inception) to September 30, 2007	F-6

Statement of Cash Flows - Years ended September 30, 2007 and 2006 and February 17, 2004 (Inception) to September 30, 2007	F-7

Notes to Financial Statements	F-8 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
TNT Designs, Inc.

We have audited the accompanying balance sheet of TNT Designs, Inc. (A Development Stage Enterprise) as of September 30, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from February 17, 2004 (inception) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNT Designs, Inc. as of September 30, 2007 and the results of its operations and its cash flows for the year then ended and for the period from February 17, 2004 (inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative net worth, and has incurred operating losses and negative operating cash flow since inception. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York
December 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholder of TNT Designs, Inc.

We have audited the accompanying balance sheet of TNT Designs, Inc. (A Development Stage Enterprise) as of September 30, 2006 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNT Designs, Inc. as of September 30, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative net worth, and has incurred operating losses and negative operating cash flow since inception. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Most & Company, LLP
Most & Company, LLP

New York, New York
November 30, 2006

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Balance Sheet

	September 30,	September 30,
	2007	2006
ASSETS
Current Assets
Cash	$845	$1,427
Accounts receivable	21,804	-
Inventory	996	996

Total Current Assets	$23,645	$2,423

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$7,918	$8,098
Due to stockholder/officer	70,481	24,063

Total Current Liabilities	78,399	32,161

Stockholders' Deficit
Common stock, $.0001 par value; authorized: 30,000,000 shares; issued and outstanding: 2,292,500 shares	229	229
Additional paid-in capital	29,221	29,221
Deficit accumulated during the development stage	(84,204)	(59,188)

Total Stockholders' Deficit	(54,754)	(29,738)

Total Liabilities and Stockholders' Deficit	$23,645	$2,423

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Operations

			February 17, 2004
	Year Ended	Year Ended	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007

Revenues	$42,021	$-	$42,021

Cost of revenues	36,419	-	36,419

Gross Profit	5,602	-	5,602

General and Administrative Expenses	30,618	31,416	89,806

Net Loss	$(25,016)	$(31,416)	$(84,204)

Basic and fully diluted net loss per share	$(0.01)	$(0.01)	$(0.04)

Basic and fully diluted weighted average number of shares outstanding	2,292,500	2,292,500	2,235,625

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Stockholders' Deficit
February 17, 2004 (Inception) to September 30, 2007

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Sale of common stock to officer, at $.0001, per share (February 17, 2004)	2,000,000	$200	-	-	$200

Sale of common stock under private placement, at $.10, per share, (March to May 2004)	100,000	10	$9,990	-	10,000

Net loss	-	-	-	$(2,407)	(2,407)

Balance, September 30, 2004	2,100,000	210	9,990	(2,407)	7,793

Stock issued for services at $.10, per share, (December 2004)	100,000	10	9,990	-	10,000

Sale of common stock under private placement, at $.10, per share, (March 2005)	92,500	9	9,241	-	9,250

Net loss	-	-	-	(25,365)	(25,365)

Balance, September 30, 2005	2,292,500	229	29,221	(27,772)	1,678

Net loss	-	-	-	(31,416)	(31,416)

Balance, September 30, 2006	2,292,500	$229	$29,221	$(59,188)	$(29,738)

Net loss	-	-	-	(25,016)	(25,016)

Balance, September 30, 2007	2,292,500	$229	$29,221	$(84,204)	$(54,754)

See notes to financial statements.

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Cash Flows

	Year Ended September 30, 2007	Year Ended September 30, 2006	February 17, 2004 (Inception) to September 30, 2007
Cash flow from operating activities
Net loss	$(25,016)	$(31,416)	$(84,204)
Adjustments to reconcile net loss to cash used in operating activities Common stock issued for services	-	-	10,000
Changes in assets and liabilities
Increase in accounts receivable	(21,804)	-	(21,804)
Increase in inventory	-	-	(996)
(Increase) decrease in accounts payable and accrued expenses	(180)	6,598	7,918

Cash used in operating activities	(47,000)	(24,818)	(89,086)

Cash flow from financing activities
Proceeds from sales of common stock	-	-	19,450
Increase in due to stockholder/officer	46,418	14,953	70,481

Cash provided by financing activities	46,418	14,953	89,931

(Decrease) increase in cash	(582)	(9,865)	845

Cash, beginning of period	1,427	11,292	-

Cash, end of period	$845	$1,427	$845

Noncash transactions
Stock subscription receivable from officer			$200

See notes to financial statements.

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

1.	ORGANIZATION AND OPERATIONS

TNT Designs, Inc. (Company) was incorporated in Delaware on February 17, 2004. The Company markets and distributes scarves, handbags and other products from India. The Company is a development stage enterprise.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include all the accounts of the Company.

Credit Risk

The Company is subject to credit risk from its trade receivables.

Accounts Receivable

Accounts receivable consisted of amounts due from customers, net of any charge-offs or allowances established such as an allowance for potentially uncollectible accounts. The allowance for doubtful accounts, if any, reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance at the end of each reporting period based on the length of time receivables are past due, known troubled accounts, historical experience and other currently available evidence.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market determined by the first-in, first-out method. At the end of each reporting period, when required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.

Stock Based Compensation

Compensation costs for common stock issued for services were based on the fair value method.

Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. An allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

Net Loss Per Share

Basic net loss per share was computed by dividing the net loss for the period by the basic weighted average number of shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss for the period by the weighted average number and any potentially diluted shares outstanding during the period. There were no dilutive securities outstanding.

Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable and accounts payable and accrued expenses and due to stockholder/officer, approximate their fair values because of their relatively short maturities.

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

Shipping and Handling Revenues and Costs

Shipping and handling revenues are included in net sales and shipping and handling costs are included in cost of sales.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on October 1, 2007, without a material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements", that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the effect, if any, that may result from the adoption of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 159 on its financial statements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 160 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations - Revised" that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	FINANCIAL CONDITION AND GOING CONCERN

At September 30, 2007, the Company had an accumulated deficit of $84,204 and stockholders’ deficit of $54,754. The Company will require additional working capital to develop its business operations.

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

5.	INCOME TAXES

As of September 30, 2007, the Company had net operating loss carry-forwards available to reduce future Federal taxable income of approximately $84,000.

As of September 30, 2007, deferred income taxes have been provided on net operating loss carryforwards of approximately $32,000 and 22,000. As of September 30, 2007, the Company was uncertain whether it will realize any future tax benefit of its deferred tax assets and, accordingly, a full valuation allowance was provided against the Company’s deferred tax assets.

For the years ended September 30, 2007 and 2006 and the period from February 17, 2004 (inception) through September 30, 2007, the provision for income taxes on the statement of operations differs from the amount computed by applying the U.S. statutory income tax rate of 34% to loss before income taxes as follows:

	Year Ended September 30, 2007	Year Ended September 30, 2006	Period from February 17, 2004 (inception) through September 30, 2006
Income tax benefit at statutory rate	$(9,000	$(11,000	$(29,000
State and local income taxes, net	(1,000	(1,000	(3,000
Change in valuation allowance	10,000	12,000	32,000
	$-	$-	$-

6.	COMMON STOCK

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

On September 22, 2004, the Company entered into an exclusive distribution and alliance agreement with a manufacturer located in India. Under the agreement, the Company has an exclusive right to distribute the manufacturer's products in New York State for five years. There have been no products distributed under the agreement to date.