Form 10QSB
period 2007-12-31
TNT DESIGNS INC
filed 2008-02-14
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 000-29449

TNT DESIGNS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-0937462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Madison Avenue, Suite 449, New York, NY
(Address of principal executive offices)

10165
(Zip Code)

(917) 215-1222
(Issuer’s telephone number)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,292,500 shares of common stock, par value $.0001 per share, as of February 14, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TNT DESIGNS, INC.
(A Development Stage Enterprise)
Balance Sheet
(Unaudited)
December 31, 2007

ASSETS

Current Assets
Cash	$18,394
Inventory	996

Total Assets	$19,390

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$21,522
Due to stockholder/officer	70,481

Total Current Liabilities	92,003

Stockholders' Deficit
Common stock, $.0001 par value; authorized: 30,000,000 shares; issued and outstanding: 2,292,500 shares	229
Additional paid-in capital	29,221
Deficit accumulated during the development stage	(102,063)

Total Stockholders' Deficit	(72,613)

Total Liabilities and Stockholders' Deficit	$19,390

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Statement of Operations
(Unaudited)

	Three Months Ended			February 17, 2004
	December 31,			(Inception) to
	2007	2006		December 31, 2007

Revenues	$-		$-	$42,021

Cost of revenues	-		-	36,419

Gross Profit	-		-	5,602

General and Administrative Expenses	17,859		6,651	107,665

Net Loss	$(17,859)		$(6,651)	$(102,063)

Basic and diluted net loss per share	$(0.01)	$	*	$(0.05)

Basic and diluted weighted average number of shares outstanding	2,292,500		2,292,500	2,239,255

   * Less than $0.01, per share

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)

	Three Months Ended		February 17, 2004
	December 31,		(Inception) to
	2007	2006	December 31, 2007

Cash flow from operating activities
Net loss	$(17,859)	$(6,651)	$(102,063)
Adjustments to reconcile net loss to cash provided by (used in) operating activities Common stock issued for services	-	-	10,000
Changes in assets and liabilities
Accounts receivable	21,804	-	-
Inventory	-	(16,951)	(996)
Accounts payable and accrued expenses	13,604	(805)	21,522

Cash provided by (used in) operating activities	17,549	(24,407)	(71,537)

Cash flow from financing activities
Proceeds from sales of common stock	-	-	19,450
Increase in due to stockholder/officer	-	26,951	70,481

Cash provided by financing activities	-	26,951	89,931

Increase in cash	17,549	2,544	18,394

Cash, beginning of period	845	1,427	-

Cash, end of period	$18,394	$3,971	$18,394

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-B of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of TNT Designs, Inc. together with the Company’s Plan of Operations in the Company’s Form 10-KSB for the year ended September 30, 2007. Interim results are not necessarily indicative of the results for a full year

The financial statements include all the accounts of the Company.

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

3. INCOME TAXES

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance under recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of October 1, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

4. FINANCIAL CONDITION AND GOING CONCERN

Through December 31, 2007, the Company incurred losses totaling $102,063 and, as of December 31, 2007, had cash of $18,394. Therefore, the Company will require additional working capital to develop its business operations.

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

5. DUE TO STOCKHOLDER/OFFICER

Due to stockholder/officer is payable on demand without interest.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products for new markets, the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies. When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Plan of Operations

TNT Designs, Inc. (“TNT” or the “Company”) was incorporated pursuant to the laws of Delaware on February 17, 2004. TNT entered into its first strategic alliance and distribution agreement with Radico Export Import, Ltd., a corporation formed under the laws of India. This agreement provides TNT with an exclusive right to market and distribute Radico’s products in New York State. TNT intends to negotiate an expansion of the geographic scope of this agreement with Radico such that the exclusivity extends throughout the United States, or worldwide. However, TNT's current agreement with Radico makes no provision for expanding TNT's exclusivity, nor has any agreement with Radico, written or oral, been reached and no assurance can be given that any such agreement will be reached. TNT also intends to enter into additional exclusive distribution arrangements with other similarly situated companies located in India. The company continues to be in the process of negotiating such an agreement with a manufacturer of goods located in India.

TNTs’ plan of operation for the next twelve (12) months is to market and distribute the products supplied by Radico and other manufacturers and wholesalers to the potential customers on our mailing lists and databases and by the use of the web site, which is expected to be completed in the near future. If TNT is unable to raise necessary funds for working capital, TNT will be unable to effectively market its products. TNT intends to market its products via its website and its Ebay store as well as, if funding or revenues permit, direct selling to retail and wholesale customers through tradeshows, trunk shows and TNT’s network of contacts. TNT will commence a web site marketing program in the near future, which will attempt to steer customers to its web site. It is anticipated that the average cost to conduct a trunk show for our products will be approximately $5,000, which includes the costs for transportation, rental space, inventory, staffing and marketing and printing costs. It is anticipated that the average cost to participate in an industry tradeshow will be $15,000, which includes the costs for transportation, booth rental, inventory, staffing and marketing and printing costs. There can be no assurance that TNT will have raised sufficient funds or generate sufficient revenues for either trunk shows or trade-shows.

TNT does not plan to conduct any product research and development, purchase any significant equipment or increase the number of employees in the next twelve (12) months. TNT will focus its efforts on sales and marketing of products. In addition, TNT will attempt to expand its base of customers as well as suppliers in India. Currently, TNT relies primarily on its alliance agreement with Radico to meet all of TNT’s sales requirements. TNT intends to seek out and find additional suppliers of new and similar products to those supplied by Radico.

At December 31, 2007, TNT’s cash position was approximately $18,000. At its current rate of expenditures, TNT will only have cash available to maintain operations for approximately six (6) months. TNT may also seek to obtain short-term loans from its director, although no such arrangement has been made. TNT does not have any arrangements in place for any future equity financing. TNT’s current cash requirements will be met by cash on hand and, if working capital funds are not available, TNT will suspend or limit business operations. As discussed in our audited financial statements as of September 30, 2007, our auditors expressed substantial doubt about our ability to continue as a “going concern”.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through December 31, 2007, virtually all of our financing has been through private placements of common stock and loans by our executive officer. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at December 31, 2007, we will need additional equity or debt financing to sustain our operations through 2008 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

Based upon our current rate of expenditure, we will only have cash available to maintain purchases for approximately six (6) months. We may seek to obtain short-term financing from our sole officer and director, who has met our financing needs in the past. However, no such arrangements for funding or other future financing currently exists. The Company may seek to raise capital through an offering of our common stock. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms that are favorable to us.

Off Balance Sheet Transactions

There are no off-balance sheet arrangements to which the Company is a party that have or are reasonably likely to have a current or future effect on the Company's financial condition, results of operations, cash flows, liquidity, capital expenditures or capital resources.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s controls and procedures are designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon her evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were adequate as of that date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:	31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2008	TNT DESIGNS, INC.

	By:	/s/ Anju Tandon
Anju Tandon, Director, President,
Secretary, Treasurer and Chief
Financial Officer