Form 10-Q
period 2008-03-31
TNT DESIGNS INC
filed 2008-05-15
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-29449

TNT DESIGNS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-0937462
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

305 Madison Avenue
Suite 449
New York, NY 10165
(Address of principal executive offices)

(917) 215-1222
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,292,500

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

TNT DESIGNS, INC.

Page
ITEM 1 – Financial Information	3

Balance Sheets as of March 31, 2008 (Unaudited) and September 30, 2007	3

Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	4

Statements of Operations for the Six Months Ended March 31, 2008 and 2007 and the Period from February 17, 2004 (Inception) through March 31, 2008 (Unaudited)	5

Statement of Stockholders’ Equity (Deficit) from February 17, 2004 (Inception) through March 31, 2008 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended March 31, 2008 and 2007 and the Period from February 17, 2004 (Inception) through March 31, 2008 (Unaudited)	7

Notes to the Unaudited Financial Statements	8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	11

Item 4 - Controls and Procedures	14

PART II - Other Information

Item 1. - Legal Proceedings	14
Item 1A - Risk Factors
Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. - Defaults Upon Senior Securities	14
Item 4. - Submission of Matters to a Vote of Securities Holders	14
Item 5. - Other Information	15
Item 6. - Exhibits	15

SIGNATURES	15

ITEM 1 Financial Information

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,241	$845
Accounts receivable		21,804
Inventory	996	996
TOTAL CURRENT ASSETS	$8,237	$23,645

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,250	$7,918
Due to stockholder/officer	70,481	70,481
Total Current Liabilities	83,731	78,399

STOCKHOLDERS’ DEFICIT:

Common stock at $0.0001 par value; 30,000,000 shares authorized; 2,292,500 shares issued and outstanding respectively	229	229
Additional paid-in capital	29,221	29,221
Deficit accumulated during the development stage	(104,944)	(84,204)

Stockholders’ Deficit	(75,494)	(54,754)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,237	$23,645

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Sales	$-	$20,217

Cost of sales	-	16,951

Gross profit	-	3,266

Operating expenses:
General and administrative	2,881	8,372

Total operating expenses	2,881	8,372

Loss before income taxes	(2,881)	(5,106)

Income tax provision	-	-

Net loss	$(2,881)	$(5,106)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,292,500	2,292,500

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007	The Period From February 17, 2004 (Inception) through March 31, 2008

Sales	$-	$20,217	$42,021

Cost of sales	-	16,951	36,419

Gross profit	-	3,266	5,602

Operating expenses:
General and administrative	20,740	15,023	110,546

Total operating expenses	20,740	15,023	110,546

Loss before income taxes	(20,740)	(11,757)	(104,944)

Income tax provision	-	-	-

Net loss	$(20,740)	$(11,757)	$(104,944)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.05)
Weighted average number of common shares outstanding – basic and diluted	2,292,500	2,292,500	$2,242,450

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Equity (Deficit)
For the Period from February 17, 2004 (Inception) through March 31, 2008
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit

Sale of common stock to officer, February 17, 2004 (Inception), at $0.0001 per share	2,000,000	$200	$-	$-	$200
Sale of common stock under private placement at $.10 per share, March to May 2004	100,000	10	9,990		10,000
Net loss				(2,407)	(2,407)
Balance, September 30, 2004	2,100,000	210	9,990	(2,407)	7,793

Stock issued for services at $.10 per share, December 2004	100,000	10	9,990		10,000
Sale of common stock under private placement at $.10 per share, March 2005	92,500	9	9,241		9,250
Net loss				(25,365)	(25,365)
Balance, September 30, 2005	2,292,500	229	29,221	(27,772)	1,678

Net loss				(31,416)	(31,416)
Balance, September 30, 2006	2,292,500	229	29,221	(59,188)	(29,738)

Net loss				(25,016)	(25,016)
Balance, September 30, 2007	2,292,500	229	29,221	(84,204)	(54,754)

Net loss				(20,740)	(20,740)
Balance, March 31, 2008	2,292,500	$229	$29,221	$(104,944)	$(75,494)

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007	Period From February 14, 2004 (inception) through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,740)	$(11,757)	$(104,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services			10,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	21,804	-	-
Increase in inventory	-	-	(996)
Increase (decrease)in accounts payable and accrued expenses	5,332	(4,054)	13,250
Net Cash Provided by (Used in) Operating Activities	6,396	(15,811)	(82,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	19,450
Increase in due to stockholder/officer	-	26,951	70,481
CASH FLOWS FROM FINANCING ACTIVITIES:	-	26,951	89,931

NET INCREASE IN NET CASH	6,936	11,140	7,241

CASH AT BEGINNING OF PERIOD	845	1,427	-
CASH AT END OF PERIOD	$7,241	$12,567	$7,241

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM FEBRUARY 17, 2004 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)

NOTE 1 -	NATURE OF OPERATIONS

TNT Designs, Inc. (a development stage company) (“TNT” or the “Company”) was incorporated on February 17, 2004 under the laws of the State of Delaware. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has generated minimal revenue to date. TNT markets and distributes scarves, handbags and other products from India.

NOTE 2 -	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and six month period ended March 31, 2008 and the period from February 17, 2004 (Inception) through March 31, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB which was filed on December 20, 2007.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company’s revenues will be derived principally from the marketing and distribution scarves, handbags and other products from India. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognize revenues when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $104,944 and a net loss of $20,740 for the six month ended March 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations.   While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.   The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

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

At March 31, 2008, TNT’s cash position was approximately $7,000. At its current rate of expenditures, TNT will only have cash available to maintain operations for approximately six (6) months. TNT may also seek to obtain short-term loans from its director, although no such arrangement has been made. TNT does not have any arrangements in place for any future equity financing. TNT’s current cash requirements will be met by cash on hand and, if working capital funds are not available, TNT will suspend or limit business operations. As discussed in our audited financial statements as of September 30, 2007, our former auditors expressed substantial doubt about our ability to continue as a “going concern”.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2008, virtually all of our financing has been through private placements of common stock and loans by our executive officer. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at March 31, 2008, we will need additional equity or debt financing to sustain our operations through 2008 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

To date, we have not noted any significant seasonal impacts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report on Form 10-Q.

b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. - Legal Proceedings

None.

Item 2. - Changes in Securities and Use of Proceeds

Not applicable.

Item 3. - Defaults Upon Senior Securities

Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. - Other Information

Not applicable

Item 6. - Exhibits and Reports on Form 8-K

Exhibits.

31.1	Section 302 Certification Of Chief Executive and Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNT DESIGNS, INC.

/s/ Anju Tandon
Name: Anju Tandon
Title:	President and Chief Executive
Officer & Director (Principal Executive, Financial and Accounting Officer)

Date: May 15, 2008