Form 10-Q
period 2008-06-30
TNT DESIGNS INC
filed 2008-08-14
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-29449

TNT DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0937462
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

305 Madison Avenue
Suite 449
New York, NY 10165
(Address of principal executive offices)

(Issuer's telephone number)	(917) 215-1222

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,292,500

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TNT DESIGNS, INC.
Page

Forward-Looking Statements	2

Balance Sheets as of June 30, 2008 (Unaudited) and September 30, 2007	3

Statements of Operations for the Three Months Ended June 30, 2008 and 2007 (Unaudited)	4

Statements of Operations for the Nine Months Ended June 30, 2008 and 2007 and the Period from February 17, 2004 (Inception) through June 30, 2008 (Unaudited)	5

Statement of Stockholders’ Equity (Deficit) from February 17, 2004 (Inception) through June 30, 2008 (Unaudited)	6

Statements of Cash Flows for the Nine Months Ended June 30, 2008 and 2007 and the Period from February 17, 2004 (Inception) through June 30, 2008 (Unaudited)	7

Notes to the Unaudited Financial Statements	8

Item 2 - Management’s Discussion and Analysis or Plan of Operation	11

Item 3 - Controls and Procedures	13

PART II - Other Information (Items 1-6)	14

SIGNATURES	15

Forward-Looking Statements

When used herein, the words “may,” “could,” “estimate,” “believe,” “anticipate,” “think,” “intend,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. Forward-looking statements made by TNT Designs, Inc. (“TNT” or the “Company”) are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company would make additional updates or corrections thereafter.

ITEM 1 Financial Information

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,323	$845
Accounts receivable		21,804
Inventory	996	996
TOTAL CURRENT ASSETS	$7,319	$23,645

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,150	$7,918
Due to stockholder/officer	70,481	70,481
Total Current Liabilities	85,631	78,399

STOCKHOLDERS’ DEFICIT:

Common stock at $0.0001 par value; 30,000,000 shares authorized; 2,292,500 shares issued and outstanding respectively	229	229
Additional paid-in capital	29,221	29,221
Deficit accumulated during the development stage	(107,762)	(84,204)

Total Stockholders’ Deficit	(78,312)	(54,754)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,319	$23,645

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
General and administrative	2,818	9,272

Total operating expenses	2,818	9,272

Loss before income taxes	(2,818)	(9,272)

Income tax provision	-	-

Net loss	$(2,818)	$(9,272)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	2,292,500	2,292,500

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007	The Period From February 17, 2004 (Inception) through June 30, 2008

Sales	$-	$20,217	$42,021

Cost of sales	-	16,951	36,419

Gross profit	-	3,266	5,602

Operating expenses:
General and administrative	23,558	24,295	113,364

Total operating expenses	23,558	24,295	113,364

Loss before income taxes	(23,558)	(21,029)	(107,762)

Income tax provision	-	-	-

Net loss	$(23,558)	$(21,029)	$(107,762)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.05)
Weighted average number of common shares outstanding - basic and diluted	2,292,500	2,292,500	$2,245,283

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Equity (Deficit)
For the Period from February 17, 2004 (Inception) through June 30, 2008
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit

Sale of common stock to officer, February 17, 2004 (Inception), at $0.0001 per share	2,000,000	$200	$-	$-	$200
Sale of common stock under private placement at $.10 per share, March to May 2004	100,000	10	9,990		10,000
Net loss				(2,407)	(2,407)
Balance, September 30, 2004	2,100,000	210	9,990	(2,407)	7,793

Stock issued for services at $.10 per share, December 2004	100,000	10	9,990		10,000
Sale of common stock under private placement at $.10 per share, March 2005	92,500	9	9,241		9,250
Net loss				(25,365)	(25,365)
Balance, September 30, 2005	2,292,500	229	29,221	(27,772)	1,678

Net loss				(31,416)	(31,416)
Balance, September 30, 2006	2,292,500	229	29,221	(59,188)	(29,738)

Net loss				(25,016)	(25,016)
Balance, September 30, 2007	2,292,500	229	29,221	(84,204)	(54,754)

Net loss				(23,558)	(23,558)
Balance, June 30, 2008	2,292,500	$229	$29,221	$(107,762)	$(78,312)

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007	Period From February 17, 2004 (inception) through June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,558)	$(21,029)	$(107,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services			10,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	21,804	-	-
Increase in inventory	-	-	(996)
Increase (decrease)in accounts payable and accrued expenses	7,232	3,869	15,150
Net Cash Provided by (Used in) Operating Activities	5,478	(17,160)	(83,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	19,450
Increase in due to stockholder/officer	-	26,951	70,481
CASH FLOWS FROM FINANCING ACTIVITIES:	-	26,951	89,931

NET INCREASE IN NET CASH	5,478	9,791	6,323

CASH AT BEGINNING OF PERIOD	845	1,427	-
CASH AT END OF PERIOD	$6,323	$11,218	$6,323

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM FEBRUARY 17, 2004 (INCEPTION) THROUGH JUNE 30, 2008
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

NOTE 2 -  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and nine month period ended June 30, 2008 and the period from February 17, 2004 (Inception) through June 30, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB which was filed on December 20, 2007.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2008 or 2007

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

NOTE 3  - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $107,762 and a net loss of $23,558 for the nine months ended June 30, 2008. These conditions raise substantial doubt about its ability to continue as a going concern.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

At June 30, 2008, TNT’s cash position was approximately $6,000. At its current rate of expenditures, TNT will only have cash available to maintain operations for approximately six (6) months. TNT may also seek to obtain short-term loans from its director, although no such arrangement has been made. TNT does not have any arrangements in place for any future equity financing. TNT’s current cash requirements will be met by cash on hand and, if working capital funds are not available, TNT will suspend or limit business operations. As discussed in our audited financial statements as of September 30, 2007, our former auditors expressed substantial doubt about our ability to continue as a “going concern”.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2008, virtually all of our financing has been through private placements of common stock and loans by our executive officer. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at June 30, 2008, we will need additional equity or debt financing to sustain our operations through 2008 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 30, 2008. Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

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
Name:Anju Tandon
Title:	President and Chief Executive
Officer & Director (Principal Executive, Financial and Accounting Officer)

Date: August 14, 2008