Form 10-K
period 2008-09-30
TNT DESIGNS INC
filed 2009-01-13
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO __________

COMMISSION FILE NO. 000-29449

TNT DESIGNS, INC.
(Name of Business Issuer in Its Charter)

DELAWARE	20-0937462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 MADISON AVENUE, SUITE 449, NEW YORK. NEW YORK 10165

(Address of principal executive offices)

917-215-1222

(Issuer's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE	NONE
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer `☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

As of January 14, 2009, there were 2,295,200 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on September 30, 2008 by non-affiliates of the registrant was $680,625.00 based on the closing price of $2.25 per share as reported on the OTC Bulletin Board on September 30, 2008, the last business day of the registrant's most recently completed fiscal year (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

TABLE OF CONTENTS

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TNT Designs, Inc. (the “Company” or “TNT”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	changes in economic and business conditions in the world;
•	changes in interest and foreign exchange rates;
•	changes in the Company's customer relationships, including loss of particular business for competitive or other reasons;
•	the failure of the Company's supplier to timely deliver products;
•	inability or failure to implement the Company's strategic plan; and
•	those risks detailed from time to time in the Company's reports filed with the Commission.

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

Exclusive Distributorship and Alliance Agreement

On September 22, 2004, TNT signed an exclusive distributorship and alliance agreement with Radico Export Import, Ltd., a corporation formed under the laws of India (“Radico”). The agreement provides us with an exclusive right to market and distribute Radico’s products in New York State. The consideration for this right was Radico’s ability thereby to potentially sell more of its products through a U.S. distribution channel, which is in line with Radico’s strategy of increasing export of its products in the United States. Radico has an existing relationship with a small, local retailer of Radico's products within New York State to sell Radico's products at its retail location. While TNT’s agreement with Radico provides it the exclusive right to distribute Radico’s products to all new buyers through New York State Radico is permitted to supply this retailer. While TNT does not intend to engage in any retail activities and intends to solely distribute Radico's goods, and Radico will not permit this retailer to distribute Radico’s goods or engage in sales any where but its retail location as, a result of Radico's relationship with this retailer, we may not be able to fully achieve our business plan of distributing Radico’s goods in New York State. This other Seller may have more developed marketing strategies and sales forces, enabling this retailer to more ably sell Radico’s products. TNT’s inability to distribute Radico’s products to other sellers may significantly impair TNT's ability to generate sales and revenues sufficient to sustain operations, TNT has permitted Radico to maintain this existing relationship that it wishes to continue, however all future distribution will be handled by TNT.

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

Distribution Methods and Marketing

TNT is developing a website at www.tntdesignsinc.com which will be used as a distribution outlet on the Internet to sell our products. TNT has also developed an eBay store at http://stores.ebay.com/TNT-Designs-Internet-Store .. Our web site marketing program requires further development, and TNT intends to develop the web site marketing program, upon obtaining additional working capital. We anticipate retaining one or more internet consultants to create banners and links for TNT’s website on clothing and apparel sales websites and websites promoting Indian cultural interests. In addition to sales of our merchandise on the Internet, we plan to engage in direct selling of such products, which is defined as the sale of a consumer product or service in a face-to-face manner away from a fixed retail location, sales obtained as a result of fashion consultant recommendations to retail customers, in addition to sales made from temporary leased showrooms. Through our CEO, TNT will market the Radico line through fashion trunk shows, if sufficient funds exist, and private appointments with retail and wholesale consumers. For this distribution channel, we will rely on our mailing list and referrals in order to increase our customer base. TNT currently has a mailing list of approximately 300 names to which we will send e-mail announcements of the fashion trunk shows and preview shows during the year. The trunk shows will last for one day and will be by invitation. Customers will RSVP to view the current collection, will be able to try on different pieces and place orders. Radico also maintains multiple websites for its products, and since we are the distributor for Radico in New York State, we receive customer inquiries which are made directly to Radico from any potential customers in New York State.

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

Employees

As of September 30, 2008, TNT had one part-time employee, our President, who is our sole officer and director. There are no collective bargaining agreements or employment agreements in existence with respect to TNT.

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

TNT has incurred a net loss of $116,043 for the period from February 17, 2004 (inception) to September 30, 2008. The successful implementation of our business plan is dependent upon future profitable operations from the development of our business. Our financial statements included with this prospectus have been prepared assuming that TNT will continue as a going concern. Consequently, our independent auditors have issued an opinion about our ability to continue as a going concern.  If TNT is not able to achieve additional revenues or obtain financing, then TNT may not be able to commence income generating operations or to continue as a going concern.

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

In their report for the year ended September 30, 2008, our independent registered public accounting firm stated that our significant losses from operations as of September 30, 2008 raised substantial doubt about our ability to continue as a going concern. Since September 30, 2008, we have continued to experience losses from operations. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.   If working capital is not available, TNT may be unable to commence operations.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2008.

PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)
Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "TNTD" began on May 8, 2007.  The following table sets forth the range of high and low bid information for the periods indicated since May 8, 2007:

	High	Low
Fiscal Year Ended September 30, 2007
Third Quarter	4.00	0.15
Fourth Quarter	2.75	0.75

Fiscal Year Ended September 30, 2008
First Quarter	0.00	0.00
Second Quarter	0.00	0.00
Third Quarter	0.00	0.00
Fourth Quarter	0.00	0.00

(b)           Holders. As of January 13, 2008, we had 23 shareholders holding 2,292,500 shares of our common stock.  Our stock transfer agent is Interwest Transfer Company, Inc., 1981 East 4800 South Suite 100, Salt lake City, Utah 84117, telephone (801) 272-9294.

(c)           Dividends. TNT has paid no dividends during the fiscal year ended September 30, 2008. There are no restrictions on TNT’s present or future ability to pay dividends.

The payment by TNT of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon TNT’s earnings, its capital requirements and its financial conditions, as well as other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and related notes that are provided as a part of this prospectus.

The forward-looking information set forth herein is as of January 14, 2008, and TNT undertakes no duty to update this information. Should events occur subsequent to January 14, 2008, that make it necessary to update the forward-looking information contained herein, the updated forward-looking information will be filed with the SEC as an amendment to this registration statement, available at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” beginning on page 4 of this prospectus.

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

TNT Designs’ plan of operation for the next twelve months is to market and distribute Radico’s, manufacturer’s and whole seller’s products to the potential customers on our mailing lists and databases and continue to use of the web site, which is expected to be completed in the near future. If TNT is unable to raise necessary funds for working capital, TNT will be unable to effectively market its products. TNT intends to market its products via its website, its Ebay store as well as, if funding or revenues permit, direct selling to retail and wholesale customers through tradeshows, trunk shows and TNT’s network of contacts. TNT will commence a web site marketing program in the near future, which will attempt to steer customers to its web site. It is anticipated that the average cost to conduct a trunk show for our products will be approximately $5,000, which includes the costs for transportation, rental space, inventory, staffing and marketing and printing costs. It is anticipated that the average cost to participate in an industry tradeshow will be $15,000, which includes the costs for transportation, booth rental, inventory, staffing and marketing and printing costs. There can be no assurance that TNT will have raised sufficient funds or generate sufficient revenues for either trunk shows or trade-shows.

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

 TNT anticipates spending an additional $25,000 on administrative costs such as accounting and auditing fees, professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

 At September 30, 2008, TNT had approximately $4,000 cash and accounts payable and accrued liabilities of approximately $21,000. TNT Designs may seek to obtain short-term loans from its director, although no such arrangement has been made. TNT does not have any arrangements in place for any future equity financing. TNT’s current cash requirements will be met by cash on hand and, if working capital funds are not available, TNT will suspend or limit business operations. As discussed above, our audited financial statements at September 30, 2008, expressed substantial doubt about our ability to continue as a “going concern”.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2008, virtually all of our financing has been through private placements of common stock and loans by our executive officer. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at September 30, 2008, we will need additional equity or debt financing to sustain our operations through 2009 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates on foreign currencies.

ITEM 8  FINANCIAL STATEMENTS

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Registered Public Accounting Firm

On April 23, 2008, the Registrant dismissed its independent registered public accounting firm, Raich Ende Malter & Co. LLP (“REMCO”).

The report of REMCO on our financial statements for the year ended September 30, 2007 and for the period from February 17, 2004 (Inception) through September 30, 2007 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, other than an explanatory paragraph as to our ability to continue as a going concern.

In connection with the audits for the fiscal year ended September 30, 2007 and during the subsequent interim period through April 23, 2008, there were no disagreements between the Registrant and REMCO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused REMCO to make reference to the subject matter of the disagreement in connection with their reports. There were no "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

In connection with the audit of the fiscal years ended September 30, 2007 AND for the period from February 17, 2004 (Inception) through September 30, 2007 and during the subsequent interim period through April 23, 2008, REMCO did not advise us that:

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

New Independent Registered Public Accounting Firm

The decision to change accountants was approved by the Company's board of directors on April 23, 2008 and on such date Li & Company, LP (“Li”) was engaged as the Company's new independent registered public accountants. The Company did not consult Li regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(2)(i) of Regulation S-K or a reportable event as described in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A(T) Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company was made known to them by others within the Company, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B  Other Information

Not applicable

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of TNT; (2) all positions and offices with TNT held by each such person; and (3) the term or office of each person named as a director;:

Name	Age	Position with the Company/Principal Occupation	Director Since
Anju Tandon	40	Director, President, Secretary, Treasurer and Chief Financial Officer	February 2004

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

ITEM 11 - EXECUTIVE COMPENSATION

(a) General

(1) through (7) All Compensation Covered. During the two fiscal years ended September 30, 2008, the aggregate compensation paid to, accrued or set aside for any executive officer or director of TNT was $0.

(b) Summary Compensation Table.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Anju Tandon,	2008	—	—	—	—	—	—	—	—
President, Treasurer,	2007	—	—	—	—	—	—	—	—
Chairman of the Board	2006	—	—	—	—	—	—	—	—

(1) No officer received any bonus or other compensation.

During the fiscal years ended September 30, 2008 and 2007, TNT made no grants of stock options or freestanding SAR's to any executive officer or director of TNT.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners.  The following table sets forth information known to TNT with respect to the beneficial ownership of its common stock as of December 17, 2007, for (i) all persons known by TNT to own beneficially more than 5% of its outstanding common stock, (ii) TNT’s sole director, and (iii) TNT’s sole Executive Officer.

Title of Class	Name of Beneficial Owner (1)	Shares Beneficially Owned	% of Total(2)
Common	Anju Tandon (1)	1,990,000	86.8%
	c/o TNT Designs, Inc 305 Madison Avenue, Suite 449 New York, NY 10165

(1) Ms. Tandon is TNT’s sole director and executive officer, and sole employee. Ms. Tandon is serving a two (2) year term as director of TNT. Ms. Tandon’s term as director expires in February 2009 or as soon thereafter as her successor is elected and qualified. Our executive officers are elected annually by our director, Ms. Tandon, who is also serving her consecutive terms as President, Chief Financial Officer and Secretary, which current terms shall expire in February 2009.

(2) Based on 2,292,500 shares outstanding as of January 14, 2009.

(b) Security Ownership of Management. The following information is furnished as of September 30, 2008, as to the number of shares of TNT’s Common Stock, $.001 par value per share owned beneficially by each executive officer and director of TNT and by all executive officers and directors as a group:

Name and Address	Amount and Nature
of Beneficial Owner	of Beneficial Ownership	Percentage of Class

Anju Tandon	1,990,000	86.8%
305 Madison Avenue
New York, New York 10165

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 23, 2008, the Registrant dismissed its independent registered public accounting firm, Raich Ende Malter & Co. LLP (“REMCO”).

On April 23, 2008  Li & Company, LP (“Li”) was engaged as the Company's new independent registered public accountants. The Company did not consult Li regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(2)(i) of Regulation S-K or a reportable event as described in Item 304(a)(1)(iv) of Regulation S-K.

The following table sets forth the aggregate fees billed to us for fiscal years ended September 30, 2008 and 2007 Li & Company, LP and Raich Ende Malter & Co. LLP, the Company’s independent registered public accounting firms:

	2008	2007
Audit Fees (1)	$9,917	$14,056
Audit Related Fees (2)	—	648
Tax Fees (3)	—	2,072

Total Fees paid to auditor	$9,917	$16,776

(1) Audit fees consist of fees billed for professional services rendered for the audit of TNT’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Li & Company, LP and Raich Ende Malter & Co. LLP in connection with statutory and regulatory filings or engagements.

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

ITEM 15. EXHIBITS

The following exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, TNT has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on January 13, 2009.

TNT Designs, Inc.

By:	/s/ Anju Tandon
Anju Tandon
Chairman of the Board, President
and Chief Executive and Financial Officer

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2008

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
TNT Designs, Inc.

We have audited the accompanying balance sheet of TNT Designs, Inc. (A development Stage Enterprise) as of September 30, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the period from February 17, 2004 (inception) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Night Industries, Inc. as of September 30, 2007 and the results of its operations and its cash flows for the year then ended and for the period February 17, 2004 (inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, NY
November 14, 2007

TNT DESIGNS, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	September 30,
	2008	2007
ASSETS
Current Assets
Cash	$4,015	$845
Accounts receivable	-	21,804
Inventory	996	996

Total Assets	$5,011	$23,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$9,373	$7,918
Due to stockholder/officer	70,481	70,481

Total Current Liabilities	79,854	78,399

Stockholders' Deficit
Common stock, $.0001 par value; authorized: 30,000,000 shares; issued and outstanding: 2,292,500 shares	229	229
Additional paid-in capital	29,221	29,221
Deficit accumulated during the development stage	(104,293)	(84,204)

Total Stockholders' Deficit	(74,843)	(54,754)

Total Liabilities and Stockholders' Deficit	$5,011	$23,645

See notes to  financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)
Statements of Operations

			February 17, 2004
	Year Ended	Year Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

Revenues	$-	$42,021	$42,021

Cost of revenues	-	36,419	36,419

Gross Profit	-	5,602	5,602

General and Administrative Expenses	20,089	30,618	109,895

Net Loss	$(20,089)	$(25,016)	$(104,293)

Basic and fully diluted net loss per share	$(0.01)	$(0.01)	$(0.05)

Basic and fully diluted weighted average number of shares outstanding	2,292,500	2,292,500	2,247,813

See notes to financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Deficit
February 17, 2004 (Inception) to September 30, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Sale of common stock to officer, at $.0001, per share (February 17, 2004)	2,000,000	$200	$-	$-	$200

Sale of common stock under private placement, at $.10, per share, (March to May 2004)	100,000	10	9,990	-	10,000

Net loss	-	-	-	(2,407)	(2,407)

Balance, September 30, 2004	2,100,000	210	9,990	(2,407)	7,793

Stock issued for services at $.10, per share, (December 2004)	100,000	10	9,990	-	10,000

Sale of common stock under private placement, at $.10, per share, (March 2005)	92,500	9	9,241	-	9,250

Net loss	-	-	-	(25,365)	(25,365)

Balance, September 30, 2005	2,292,500	229	29,221	(27,772)	1,678

Net loss	-	-	-	(31,416)	(31,416)

Balance, September 30, 2006	2,292,500	229	29,221	(59,188)	(29,738)

Net loss	-	-	-	(25,016)	(25,016)

Balance, September 30, 2007	2,292,500	229	29,221	(84,204)	(54,754)

Net loss	-	-	-	(20,089)	(20,089)

Balance, September 30, 2008	2,292,500	$229	$29,221	$(104,293)	$(74,843)

See notes to financial statements.

TNT DESIGNS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			February 17, 2004
	Year Ended	Year Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
Cash flow from operating activities
Net loss	$(20,089)	$(25,016)	$(104,293)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Common stock issued for services	-	-	10,000
Changes in assets and liabilities
Accounts receivable	21,804	(21,804)	-
Inventory	-	-	(996)
Accounts payable and accrued expenses	1,455	(180)	9,373

Cash provided by (used in) operating activities	3,170	(47,000)	(85,916)

Cash flow from financing activities
Proceeds from sales of common stock	-	-	19,450
Increase in due to stockholder/officer	-	46,418	70,481

Cash provided by financing activities	-	46,418	89,931

Increase (decrease) in cash	3,170	(582)	4,015

Cash, beginning of period	845	1,427	-

Cash, end of period	$4,015	$845	$4,015

Noncash transactions
Stock subscription receivable from officer			$200

See notes to  financial statements.

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

1.           ORGANIZATION AND OPERATIONS

TNT Designs, Inc. (Company) was incorporated in Delaware on February 17, 2004. The Company markets and distributes scarves, handbags and other products from India. The Company is a development stage enterprise and substantially all activity to date was related to the Company's organization and distributions and alliance agreement

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of Statement No.157 does not materially impact the Company’s financial statements.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, 'Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51’. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 160 on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.           FINANCIAL CONDITION AND GOING CONCERN

At September 30, 2008, the Company had an accumulated deficit of $104,293 and stockholders’ deficit of $74,843. Because of this, the Company will require additional working capital to develop its business operations.

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

5.           INCOME TAX

As of September 30, 2008, the Company had net operating loss carry-forwards to reduce future taxable income of approximately $103,000.

As of September 30, 2008, deferred income taxes have been provided on net operating loss carryforwards of approximately $40,000. As of September 30, 2008 the Company was uncertain whether it will realize any future tax benefit of its deferred tax assets and, accordingly, a full valuation allowance was provided against the Company’s deferred tax asset.

For the years ended September 30, 2007 and 2006 and for the period from February 17, 2004 (Inception) through September 30, 2008, the provision for income taxes on the statement of operations differs from the amount computed by applying the U.S. statutory income tax rate of 34% to loss before income taxes as follows:

	Year ended September 30, 2008		Year ended September 30, 2007		Period from February 17, 2004 (Inception) through September 30, 2008

Income tax benefit at statutory rate		$(7,000)	$	(9,000)	$(36,000)
State and local income taxes, net	$	(1,000)	$	(1,000)	$(4,000)
Change in valuation allowance		$8,000		$10,000	$40,000

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