Form 10-K/A
period 2008-09-30
TNT DESIGNS INC
filed 2009-02-05
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

917-215-1222

(Issuer's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.0001 PER SHARE	NONE
(Title of Class)	(Name of exchange on which registered)

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

Yes    ☐      No    ☒

As of February 5, 2009, there were 2,295,200 shares of common stock of the registrant issued and outstanding.

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

EXPLANATORY NOTE

The purpose of this AMENDMENT is to include restated financial statements of the Registrant in this Annual Report on Form 10K as of and for the fiscal year ended September 30, 2008 and for the period February 17, 2004 (Inception) through September 30, 2008 audited by the Registrants independent registered public accounting firm as required under Statement of Auditing Standards No. 100 pursuant to Item 310(b) of the Securities and Exchange Commission’s Regulation S-X.

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

TNT has incurred a net loss of $112,789 for the period from February 17, 2004 (inception) to September 30, 2008. The successful implementation of our business plan is dependent upon future profitable operations from the development of our business. Our financial statements included with this prospectus have been prepared assuming that TNT will continue as a going concern. Consequently, our independent auditors have issued an opinion about our ability to continue as a going concern.  If TNT is not able to achieve additional revenues or obtain financing, then TNT may not be able to commence income generating operations or to continue as a going concern.

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

TNT was incorporated in February 2004 and has not started substantial business operations nor realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through September 30, 2008 (unaudited) was $112,789. Our ability to achieve and maintain profitability and positive cash flow is dependent in part upon:

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

(b)           Holders. As of January 13, 2009, we had 23 shareholders holding 2,292,500 shares of our common stock.  Our stock transfer agent is Interwest Transfer Company, Inc., 1981 East 4800 South Suite 100, Salt lake City, Utah 84117, telephone (801) 272-9294.

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

 At September 30, 2008, TNT had approximately $4,000 cash and accounts payable and accrued liabilities of approximately $17,000. TNT Designs may seek to obtain short-term loans from its director, although no such arrangement has been made. TNT does not have any arrangements in place for any future equity financing. TNT’s current cash requirements will be met by cash on hand and, if working capital funds are not available, TNT will suspend or limit business operations. As discussed above, our audited financial statements at September 30, 2008, expressed substantial doubt about our ability to continue as a “going concern”.

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

The following table sets forth the aggregate fees billed to us for fiscal years ended September 30, 2008 and 2007 by Li & Company, LP and Raich Ende Malter & Co. LLP, the Company’s independent registered public accounting firms:

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, TNT has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on January 23, 2009.

TNT Designs, Inc.

By:	/s/ Anju Tandon
Anju Tandon
Chairman of the Board, President
and Chief Executive and Financial Officer

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2008

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets - at September 30, 2008 and 2007	F-3

Statements of Operations - for the Fiscal Years ended September 30, 2008 and 2007 and for the Period from February 17, 2004 (Inception) through September 30, 2008	F-4

Statement of Stockholders' Deficit – for the period from February 17, 2004 (Inception) through September 30, 2008	F-5

Statements of Cash Flows - for the Fiscal Years ended September 30, 2008 and 2007 and for the period from February 17, 2004 (Inception) through September 30, 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TNT Designs, Inc.
(A development stage company)
New York, New York

We have audited the accompanying balance sheets of TNT Designs, Inc. (a development stage company) (the “Company”) as of September 30, 2008 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years ended September 30, 2008 and 2007, and for the period from February 17, 2004 (inception) through September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the fiscal years ended September 30, 2008 and 2007 and for the period from February 14, 2004 (inception) through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage and had a net loss and cash used in operations for the fiscal year ended September 30, 2008, respectively, with no revenues since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 13, 2009

TNT DESIGNS, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	September 30,
	2008	2007
ASSETS
Current Assets
Cash	$4,015	$845
Accounts receivable	-	21,804
Inventory	-	996

Total Assets	$4,015	$23,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$16,873	$7,918
Due to stockholder/officer	70,481	70,481

Total Current Liabilities	87,354	78,399

Stockholders' Deficit
Common stock, $.0001 par value; authorized: 30,000,000 shares; issued and outstanding: 2,292,500 shares	229	229
Additional paid-in capital	29,221	29,221
Deficit accumulated during the development stage	(112,789)	(84,204)

Total Stockholders' Deficit	(83,339)	(54,754)

Total Liabilities and Stockholders' Deficit	$4,015	$23,645

See accompanying notes to the financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the Period
			February 17, 2004
	Fiscal Year Ended	Fiscal Year Ended	(Inception) through
	September 30, 2008	September 30, 2007	September 30, 2008

Revenues	$-	$42,021	$42,021

Cost of revenues	-	36,419	36,419

Gross Profit	-	5,602	5,602

General and Administrative Expenses	28,585	30,618	118,391

Net Loss	$(28,585)	$(25,016)	$(112,789)

Basic and fully diluted net loss per share	$(0.01)	$(0.01)	$(0.05)

Basic and fully diluted weighted average number of shares outstanding	2,292,500	2,292,500	2,247,813

See accompanying notes to the financial statements

TNT DESIGNS, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Deficit
For the Period February 17, 2004 (Inception) through September 30, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Sale of common stock to officer, at $.0001, per share (February 17, 2004)	2,000,000	$200	$-	$-	$200

Sale of common stock under private placement, at $.10, per share, (March to May 2004)	100,000	10	9,990	-	10,000

Net loss	-	-	-	(2,407)	(2,407)

Balance, September 30, 2004	2,100,000	210	9,990	(2,407)	7,793

Stock issued for services at $.10, per share, (December 2004)	100,000	10	9,990	-	10,000

Sale of common stock under private placement, at $.10, per share, (March 2005)	92,500	9	9,241	-	9,250

Net loss	-	-	-	(25,365)	(25,365)

Balance, September 30, 2005	2,292,500	229	29,221	(27,772)	1,678

Net loss	-	-	-	(31,416)	(31,416)

Balance, September 30, 2006	2,292,500	229	29,221	(59,188)	(29,738)

Net loss	-	-	-	(25,016)	(25,016)

Balance, September 30, 2007	2,292,500	229	29,221	(84,204)	(54,754)

Net loss	-	-	-	(28,585)	(28,585)

Balance, September 30, 2008	2,292,500	$229	$29,221	$(112,789)	$(83,339)

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the Period
			February 17, 2004
	Fiscal Year Ended	Fiscal Year Ended	(Inception) through
	September 30, 2008	September 30, 2007	September 30, 2008
Cash flow from operating activities
Net loss	$(28,585)	$(25,016)	$(112,789)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Common stock issued for services	-	-	10,000
Changes in assets and liabilities
Accounts receivable	21,804	(21,804)	-
Inventory	996	-	-
Accounts payable and accrued expenses	8,955	(180)	16,873

Cash provided by (used in) operating activities	3,170	(47,000)	(85,916)

Cash flow from financing activities
Proceeds from sales of common stock	-	-	19,450
Increase in due to stockholder/officer	-	46,418	70,481

Cash provided by financing activities	-	46,418	89,931

Net increase (decrease) in cash	3,170	(582)	4,015

Cash at beginning of period	845	1,427	-

Cash at end of period	$4,015	$845	$4,015

Noncash transactions
Stock subscription receivable from officer			$200

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

1.           ORGANIZATION AND OPERATIONS

TNT Designs, Inc. (the “Company”) was incorporated in the State of Delaware on February 17, 2004. The Company markets and distributes scarves, handbags and other products imported from India. The Company is a development stage enterprise and substantially all activity to date was related to the Company's organization and distributions and alliance agreement

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of Statement No.157 does not materially impact the Company’s financial statements.

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

Recent Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

3.           RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the fiscal year period ended September 30, 2008 as included in its Form 10-K filed on January 13, 2009, the Company reengaged Li & Company, PC as its independent registered public accounting firm, to audit its financial statements, on January 13, 2009.  As a result of issues identified in the audit of its financial statements, its Board of Directors, in consultation with management and Li & Company, PC, concluded on January 15, 2009 that its previously issued financial statements for the fiscal year period ended September 30, 2008, should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for the period.  Details of the misstatements are set out below:

	As Reported		Restated
	September 30, 2008	Adjustment	September 30, 2008

Operating expenses	$20,089	$8,496	$28,585
Net loss	$(20,089)	$(8,496)	$(28,585)

Balance Sheet As Of September 30, 2008
Inventory	$996	$(996)	$—
Total assets	$5,011	$(996)	$4,015
Accounts payable and accrued expenses	$9,373	$7,500	$16,873
Total liabilities	$79,854	$7,500	$87,354
Accumulated deficit	$(104,293)	$(8,496)	$(112,789)

4.           FINANCIAL CONDITION AND GOING CONCERN

At September 30, 2008, the Company had an accumulated deficit of $112,789 and stockholders’ deficit of $83,339. Because of this, the Company will require additional working capital to develop its business operations.

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

6.           INCOME TAX

As of September 30, 2008, the Company had net operating loss carry-forwards to reduce future taxable income of $112,789.

As of September 30, 2008, deferred income taxes have been provided on net operating loss carryforwards of approximately $40,000. As of September 30, 2008 the Company was uncertain whether it will realize any future tax benefit of its deferred tax assets and, accordingly, a full valuation allowance was provided against the Company’s deferred tax asset.

For the fiscal years ended September 30, 2007 and 2006 and for the period from February 17, 2004 (Inception) through September 30, 2008, the provision for income taxes on the statement of operations differs from the amount computed by applying the U.S. statutory income tax rate of 34% to loss before income taxes as follows:

	Fiscal Year Ended September 30, 2008		Fiscal Year Ended September 30, 2007		For the Period from February 17, 2004 (Inception) through September 30, 2008

Income tax benefit at statutory rate		$(7,000)	$	(9,000)	$(36,000)
State and local income taxes, net	$	(1,000)	$	(1,000)	$(4,000)
Change in valuation allowance		$8,000		$10,000	$40,000

7.           COMMON STOCK

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

8.           DISTRIBUTION AND ALLIANCE AGREEMENT

On September 22, 2004, the Company entered into an exclusive distribution and alliance agreement with a manufacturer located in India.  Under the agreement, the Company has an exclusive right to distribute the manufacturer's products in New York State for five years. There have been no products distributed under the agreement to date.