Form 10-Q
period 2008-12-31
TNT DESIGNS INC
filed 2009-02-18
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

(917) 215-1222
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company. See the definitions  of “large accelerated filer,"  "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐No ☐

The numbers of shares outstanding of each of the issuer's classes of common equity, as of February 18, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,292,500

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

TNT DESIGNS, INC.

Page
ITEM 1 – Financial Information

Balance Sheets as of December 31, 2008 (Unaudited) and September 30, 2008	3

Statements of Operations for the Three Months Ended December 31, 2008 and 2007 and For the Period from February 17, 2004 (Inception) through December 31, 2008 (Unaudited)	4

Statement of Stockholders’ Equity (Deficit) For the Period from February 17, 2004 (Inception) through December 31, 2008 (Unaudited)	5

Statements of Cash Flows for the Three Months Ended December 31, 2008 and 2007 and For the Period from February 17, 2004 (Inception) through December 31, 2008 (Unaudited)	6

Notes to the Financial Statements (Unaudited)	7

Item 2 - Management’s Discussion and Analysis or Plan of Operation	10

Item 3 - Quantitative and Qualitative Disclosers about Market Risks.	12

Item 4T - Controls and Procedures	12

PART II - Other Information (Items 1-6)	12

SIGNATURES	14

ITEM 1 Financial Information

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$843	$4,015
TOTAL CURRENT ASSETS	$843	$4,015

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,003	$16,873
Due to stockholder/officer	70,481	70,481
Total Current Liabilities	87,484	87.354

STOCKHOLDERS’ DEFICIT:

Common stock at $0.0001 par value; 30,000,000 shares authorized; 2,292,500 shares issued and outstanding	229	229
Additional paid-in capital	29,221	29,221
Deficit accumulated during the development stage	(116,091)	(112,789)

Stockholders’ Deficit	(86,641)	(83,339)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$843	$4,015

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
Statements of Operations
 (Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	For the Period from February 17, 2004 (Inception) through December 31, 2008

Sales	$-	$-	$42,021

Cost of sales	-	-	36,419

Gross profit	-	-	5,602

Operating expenses:
General and administrative	3,302	17,859	121,693

Total operating expenses	3,302	17,859	121,693

Loss before income taxes	(3,302)	(17,859)	(116,091)

Income tax provision	-	-	-

Net loss	$(3,302)	$(17,859)	$(116,091)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.05)
Weighted average number of common shares outstanding – basic and diluted	2,292,500	2,292,500	$2,252,137

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Equity (Deficit)
For the Period from February 17, 2004 (Inception) through December 31, 2008
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Sale of common stock to officer, February 17, 2004 (Inception), at $0.0001 per share	2,000,000	$200	$-	$-	$200
Sale of common stock under private placement at $.10 per share, March to May 2004	100,000	10	9,990		10,000
Net loss				(2,407)	(2,407)
Balance, September 30, 2004	2,100,000	210	9,990	(2,407)	7,793

Stock issued for services at $.10 per share, December 2004	100,000	10	9,990		10,000
Sale of common stock under private placement at $.10 per share, March 2005	92,500	9	9,241		9,250
Net loss				(25,365)	(25,365)
Balance, September 30, 2005	2,292,500	229	29,221	(27,772)	1,678

Net loss				(31,416)	(31,416)
Balance, September 30, 2006	2,292,500	229	29,221	(59,188)	(29,738)

Net loss				(25,016)	(25,016)
Balance, September 30, 2007	2,292,500	229	29,221	(84,204)	(54,754)

Net loss				(28,585)	(28,585)
Balance, September 30, 2008	2,292,500	229	29,221	(112,789)	(83,339)

Net loss				(3,302)	(3,302)
Balance, December 31, 2008	2,292,500	$229	$29,221	$(116,091)	$(86,641)

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	For the Period from February 17, 2004 (inception) through December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,302)	$(17,859)	$(116,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services			10,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	21,804	-
Increase in accounts payable and accrued expenses	130	13,604	17,003
Net Cash Provided by (Used in) Operating Activities	(3,172)	17,549	(89,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	19,450
Increase in due to stockholder/officer	-	-	70,481
CASH FLOWS FROM FINANCING ACTIVITIES:	-	-	89,931

NET INCREASE (DECREASE) IN NET CASH	(3,172)	17,549	843

CASH AT BEGINNING OF PERIOD	4,015	845	-
CASH AT END OF PERIOD	$843	$18,394	$843

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM FEBRUARY 17, 2004 (INCEPTION) THROUGH DECEMBER 31, 2008
NOTES TO THE FINANCIAL STATEMENTS
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

NOTE 2 -        SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three month period ended December 31, 2008 and 2007 and for the period February 17, 2004 (Inception) through December 31, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K which was filed on February 5, 2009.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $116,091 and a net loss of $3,302 for the three months ended December 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern.

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

At December 31, 2008, TNT’s cash position was approximately $800. At its current rate of expenditures, TNT will only have cash available to maintain operations for approximately three (3) months. TNT may also seek to obtain short-term loans from its director, although no such arrangement has been made. TNT does not have any arrangements in place for any future equity financing. TNT’s current cash requirements will be met by cash on hand and, if working capital funds are not available, TNT will suspend or limit business operations. As discussed in our audited financial statements as of September 30, 2008, our  auditors expressed substantial doubt about our ability to continue as a “going concern”.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through December 31, 2008, virtually all of our financing has been through private placements of common stock and loans by our executive officer. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at December 31, 2008, we will need additional equity or debt financing to sustain our operations through 2009 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

ITEM 3 –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. - CONTROLS AND PROCEDURES

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

TNT DESIGNS, INC.

/s/ Anju Tandon
Name:	Anju Tandon
Title:	President and Chief Executive
Officer and Director (Principal Executive, Financial and Accounting Officer)

Date:	February 18, 2009