Form 10-Q
period 2009-03-31
TNT DESIGNS INC
filed 2009-05-15
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,"  "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,292,500

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
March 31, 2009 and 2008

Page
ITEM 1 – Financial Information

Balance Sheets as of March 31, 2009 (Unaudited) and September 30, 2008	3

Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

Statements of Operations for the Six Months Ended March 31, 2009 and 2008, and for the period from February 17, 2004 (Inception) through March 31, 2009 (Unaudited)	5

Statement of Stockholders’ Equity (Deficit) for the period from February 17, 2004 (Inception) through March 31, 2009 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended March 31, 2009 and 2008 and the period from February 17, 2004 (Inception) through March 31, 2009 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

Item 2 - Management’s Discussion and Analysis or Plan of Operation	8

Item 3- Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.- Controls and Procedures	10

PART II - Other Information (Items 1-6)	14

SIGNATURES	15

ITEM 1 Financial Information

TNT DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$505	$4,015
TOTAL CURRENT ASSETS	$505	$4,015

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,688	$16,873
Due to stockholder/officer	70,481	70,481
Total Current Liabilities	110,169	87.354

STOCKHOLDERS’ DEFICIT:

Common stock: $0.0001 par value; 30,000,000 shares authorized; 2,292,500 shares issued and outstanding	229	229
Additional paid-in capital	29,221	29,221
Deficit accumulated during the development stage	(139,114)	(112,789)

Total Stockholders’ Deficit	(109,664)	(83,339)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$505	$4,015

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
Statements of Operations
 (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
General and administrative	23,023	2,881

Total operating expenses	23,023	2,881

Loss before income taxes	(23,023)	(2,881)

Income tax provision	-	-

Net loss	$(23,023)	$(2,881)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,292,500	2,292,500

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
Statements of Operations
 (Unaudited)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	For the Period from February 17, 2004 (Inception) through March 31, 2009

Sales	$-	$-	$42,021

Cost of sales	-	-	36,419

Gross profit	-	-	5,602

Operating expenses:
General and administrative	26,325	20,740	144,716

Total operating expenses	26,325	20,740	144,716

Loss before income taxes	(26,325)	(20,740)	(139,114)

Income tax provision	-	-	-

Net loss	$(26,325)	$(20,740)	$(139,114)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.06)
Weighted average number of common shares outstanding – basic and diluted	2,292,500	2,292,500	$2,254,000

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Equity (Deficit)
For the Period from February 17, 2004 (Inception) through March 31, 2009
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Sale of common stock to officer, February 17, 2004 (Inception), at $0.0001 per share	2,000,000	$200	$-	$-	$200
Sale of common stock under private placement at $.10 per share, March to May 2004	100,000	10	9,990		10,000
Net loss				(2,407)	(2,407)
Balance, September 30, 2004	2,100,000	210	9,990	(2,407)	7,793

Stock issued for services at $.10 per share, December 2004	100,000	10	9,990		10,000
Sale of common stock under private placement at $.10 per share, March 2005	92,500	9	9,241		9,250
Net loss				(25,365)	(25,365)
Balance, September 30, 2005	2,292,500	229	29,221	(27,772)	1,678

Net loss				(31,416)	(31,416)
Balance, September 30, 2006	2,292,500	229	29,221	(59,188)	(29,738)

Net loss				(25,016)	(25,016)
Balance, September 30, 2007	2,292,500	229	29,221	(84,204)	(54,754)

Net loss				(28,585)	(28,585)
Balance, September 30, 2008	2,292,500	229	29,221	(112,789)	(83,339)

Net loss				(26,325)	(26,325)
Balance, March 31, 2009	2,292,500	$229	$29,221	$(139,114)	$(109,664)

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

	For Six Months Ended March 31, 2009	For Six Months Ended March 31, 2008	For the Period from February 17, 2004 (inception) through March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,325)	$(20,740)	$(139,114)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Common stock issued for services			10,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	21,804	-
Increase in accounts payable and accrued expenses	22,815	5,332	39,688
Cash Provided by (Used in) Operating Activities	(3,510)	6,396	(89,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	19,450
Increase in due to stockholder/officer	-	-	70,481
Cash Provided By Financing Activities	-	-	89,931

NET CHANGE IN CASH	(3,510)	6,396	505

CASH AT BEGINNING OF PERIOD	4,015	845	-
CASH AT END OF PERIOD	$505	$7,241	$505

See accompanying notes to the financial statements.

TNT DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM FEBRUARY 17, 2004 (INCEPTION) THROUGH MARCH 31, 2009
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

Basis of Presentation

The accompanying interim financial statements for the three month period ended March 31, 2009 and 2008 and for the period February 17, 2004 (Inception) through March 31, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K which was filed on February 5, 2009.

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

Fiscal year end

The Company has elected a fiscal year ending on September 30.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $139,114 and a net loss of $26,325 for the six months ended March 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to generate sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations.   Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.   The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 -	CONTINGENCY

In March 2009, Raich Ende Malter & Co. LLP, prior auditors of the Company, commenced an action against the Company alleging unpaid accounting services provided to the Company in the amount of $15,000. The Company disputes the allegations and intends to vigorously defend the action.

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

TNT's plan of operation for the next twelve (12) months is to market and distribute the products supplied by Radico and other manufacturers and wholesalers to the potential customers on our mailing lists and databases and by the use of the web site, which is expected to be completed in the near future. If TNT is unable to raise necessary funds for working capital, TNT will be unable to effectively market its products. TNT intends to market its products via its website and its Ebay store as well as, if funding or revenues permit, direct selling to retail and wholesale customers through tradeshows, trunk shows and TNT’s network of contacts. TNT will commence a web site marketing program in the near future, which will attempt to steer customers to its web site. It is anticipated that the average cost to conduct a trunk show for our products will be approximately $5,000, which includes the costs for transportation, rental space, inventory, staffing and marketing and printing costs. It is anticipated that the average cost to participate in an industry tradeshow will be $15,000, which includes the costs for transportation, booth rental, inventory, staffing and marketing and printing costs. There can be no assurance that TNT will raise sufficient funds or generate sufficient revenues for either trunk shows or trade-shows.

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

At March 31, 2009, TNT’s cash position was approximately $500. At its current rate of expenditures, TNT will only have cash available to maintain operations for approximately three (3) months. TNT may also seek to obtain short-term loans from its director, although no such arrangement has been made. TNT does not have any arrangements in place for any future equity financing. TNT’s current cash requirements will be met by cash on hand and, if working capital funds are not available, TNT will suspend or limit business operations. As discussed in our audited financial statements as of September 30, 2008, our auditors expressed substantial doubt about our ability to continue as a “going concern”.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2009, virtually all of our financing has been through private placements of common stock and loans by our executive officer. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at March 31, 2009, we will need additional equity or debt financing to sustain our operations through 2009 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

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

·	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

·	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

·	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.
Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

PART II — OTHER INFORMATION

Item 1. - Legal Proceedings

In March 2009, Raich Ende Malter & Co. LLP, prior auditors of the Company, commenced an action against the Company alleging unpaid accounting services provided to the Company in the amount of $15,000.   The Company disputes the allegations and intends to vigorously defend the action.

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

TNT DESIGNS, INC.

/s/ Anju Tandon
Name:	Anju Tandon
Title:	President and Chief Executive
Officer and Director (Principal Executive, Financial and Accounting Officer)

Date:	May 15, 2009