Form 10-Q
period 2009-06-30
TNT DESIGNS INC
filed 2009-08-20
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

_ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-29449

TNT DESIGNS, INC.
 (Exact name of registrant as specified in its charter)

Delaware

20-0937461
(State or other jurisdiction of
incorporation or
organization)

(IRS Employer Identification No.)

300 Center Ave.
Suite 202
Bay City, MI 48708
 (Address of principal executive offices)

989-509-5954
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _ No x

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer            _
Accelerated filer _
 Non-accelerated filer             _
Smaller reporting company x

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes _No x

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2009, are as follows:

Class of Securities

Shares Outstanding
Common Stock, $0.0001 par value

2,262,500

Transitional Small Business Disclosure Format (check one): Yes _ No _


TNT DESIGNS, INC.
TABLE OF CONTENTS



Part I	Financial Statements

	Item 1 Condensed Financial Statements

	Condensed Balance Sheets
                June 30, 2009 (unaudited) and September 30, 2008             1

	Condensed Statements of Operations (unaudited) for the
                Nine and Three Months Ended June 30, 2009 and 2008           2

	Condensed Statements of Cash Flows (unaudited) for the Nine
                Months Ended June 30, 2009 and 2008                          3

        Notes to Condensed Financial Statements (unaudited)                  4

	Item 2	Management's Discussion and Analysis of Financial
                                Condition and Results of Operations          7

        Item 3  Quantitative and Qualitative Disclosures about
                                Market Risk                                  9

        Item 4  Controls and Procedures                                     10

Part II	Other Information

        Item 1A Risk Factors                                                10

Item 5  Other Information                                                   10

Item 6  Exhibits                                                            13




TNT DESIGNS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS

                                                       June 30,
                                                         2009      September 30,
                                                      (unaudited)       2008
Current Assets:
 Cash                                               $       3,052 $        4,015
  Total Current Assets                                      3,052          4,015

TOTAL ASSETS                                        $       3,052 $        4,015

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
 Accounts payable and accrued expenses            $      11,147 $       16,873
 Due to stockholder/officer                              10,000         70,481
  Total Current Liabilities                              21,147         87,354

Commitments and Contingencies

Stockholders' Equity/(Deficit):
 Common Stock par value $0.0001; 30,000,000 shares
  authorized; 2,262,500 issued and outstanding
  on June 30, 2009 and 2,292,500 issued and
  outstanding on September 30, 2008                         226            229
 Additional paid in capital                             139,182         29,221
 Deficit accumulated during the development stage      (157,503)      (112,789)
  Total Stockholders' Equity/(Deficit)                  (18,095)       (83,339)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)$     3,052 $        4,015

The accompanying notes are an integral part of these condensed financial statements.



TNT DESIGNS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                                       From
                                                                   February 17,
                                                                       2004
                        For Three Months EndedFor Nine Months Ended (Inception)
                         June 30,   June 30,   June 30,   June 30, to June 30,
                           2009       2008       2009       2008       2009

Sales                  $          $          $          $          $     42,021
Cost of Goods Sold                                                       36,419
 Gross Profit                                                             5,602

 Operating Expenses:
 General and administra$          $          $          $          $    163,106
  Total Operating Expens                                                163,106

Loss Before Income Taxes                                               (157,504)
Income Tax Provision

Net Loss               $          $          $          $              (157,504)

Earnings (Loss) Per Share:
 Diluted per common shar                                                (0.1426)

Weighted Average Shares
 Outstanding:
  Basic                        2,29       2,21       2,28       2,21  1,104,241
  Diluted                      2,29       2,21       2,28       2,21  1,104,241

The accompanying notes are an integral part of these condensed financial statements.



TNT DESIGNS, INC.
(A Development Stage Company)
 CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                      From
                                                                  February 17,
                                                                      2004
                                          For Nine Months Ended   (Inception)
                                            June 30,    June 30,  to June 30,
                                              2009        2008        2009

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                 (23,558)   (157,504)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Common stock issued for services                                    10,000
   Changes in assets and liabilities:
    Accounts receivable                                    21,804
    Accounts payable and accrued expenses                   7,232      50,628
     Net Cash Used In Operating Activities                            (96,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to stockholder/officer                                            80,481
 Common shares                                                         19,447
     Net Cash Provided by Financing Activi                             99,928

NET INCREASE IN CASH AND CASH EQUIVALENTS                               3,052

CASH AND CASH EQUIVALENTS:
 Beginning of the Period

 End of the Period                                                      3,052

Non-Cash Activity
 Payment in full of officer advances and transfer of accrued expenses to Additional Paid-in Capital totaling $109,959.

The accompanying notes are an integral part of these condensed financial statements.




NOTE 1 - NATURE OF BUSINESS


TNT Designs, Inc. (the "Company") was incorporated on February 17, 2004 in the state of Delaware. A substantial part of the Company's activities were involved in developing a business plan to market and distribute scarves, handbags and other products.

On June 16, 2009, the majority interest in the Company was purchased by Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses. At June 30, 2009, the Company had not yet commenced operation. Expenses incurred from inception through June 30, 2009 relate to the Company's formation and general administrative activities.

The Company, based on proposed business activities, is a ''blank check'' company. The Securities and Exchange Commission defines such a Company as ''a development stage company'' when it has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued 'penny stock,' as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of ''blank check'' companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was acquired as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company's funds in its business. The Company's principal business objective for the next twelve (12) months, and beyond such time, will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - BASIS OF PRESENTATION

The accompanying Unaudited Condensed Financial Statements ("Financial Statements") have been prepared by management in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended September 30, 2008, included in our Annual Report on Form 10-K filed with the SEC on January 13, 2009. Additionally, our operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009, or for any other period.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES


Development Stage Company
The Company is a development stage company as defined by the Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" ("SFAS No. 7"). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates
The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal Year End
The Company has a fiscal year ending on September 30.

Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Income Taxes
The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 was issued to clarify requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.
As of June 30, 2009, the Company had no unrecognized tax benefits due to uncertain tax provisions.

Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of both common and preferred stock outstanding for the period.

As June 30, 2009 and 2008 basic and diluted income (loss) per share was the same as there were no outstanding instruments having a dilutive effect.

Recently Issued Accounting Pronouncements
In June, 2009, FASB issued Statement No. 168, "The Hierarchy of Generally Accepted Accounting Principles" which supersedes FASB Statement No. 162 issued in May, 2008. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In June, 2009, FASB issued Statement No. 167 to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities". This Statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or
(2) the right to receive benefits from the entity. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In June, 2009, FASB issued Statement No. 166 "Accounting for Transfers of Financial Assets" to amend Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.


NOTE 4 - COMMITMENTS AND CONTINGENCIES


In March 2009, Raich Ende Malter & Co. LLP, prior auditors of the Company, commenced an action against the Company alleging unpaid accounting services provided to the Company in the amount of $15,000. The Company disputes the allegations and intends to vigorously defend the action pending in the District Court of the County of Nassau, First District: Hempstead, Index 008006. Pursuant to an agreement the prior majority shareholder and director has agreed to indemnify and be responsible for up to $25,000 associated with this claim.

NOTE 5 - DUE TO OFFICER

The Company received $10,000 from its majority shareholder to be used for working capital. The loan is unsecured, non-interest bearing and payable on demand.

NOTE 6 - SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to June 30, 2009 through August 19, 2009, the date the financial statements were issued.

On July 20, 2009, the Company entered into a two-year consulting agreement with an affiliated party. The affiliated party will provide office space, office identity and assist the Company with corporate, financial, administrative and management records.

TNT DESIGNS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
- 6 -



ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company's lack of historically profitable operations, dependence on key personnel, the success of the Company's business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Plan of Operations

TNT Designs, Inc. ("TNT" or the "Company") was incorporated pursuant to the laws of Delaware on February 17, 2004. TNT entered into its first strategic alliance and distribution agreement with Radico Export Import, Ltd., a corporation formed under the laws of India. This agreement provides TNT with an exclusive right to market and distribute Radico's products in New York State. TNT intends to negotiate an expansion of the geographic scope of this agreement with Radico such that the exclusivity extends throughout the United States, or worldwide. However, TNT's current agreement with Radico makes no provision for expanding TNT's exclusivity, nor has any agreement with Radico, written or oral, been reached and no assurance can be given that any such agreement will be reached. TNT also intends to enter into additional exclusive distribution arrangements with other similarly situated companies located in India. The company continues to be in the process of negotiating such an agreement with a manufacturer of goods located in India.

TNT's plan of operation for the next twelve (12) months is to market and distribute the products supplied by Radico and other manufacturers and wholesalers to the potential customers on our mailing lists and databases and by the use of the web site, which is expected to be completed in the near future. If TNT is unable to raise necessary funds for working capital, TNT will be unable to effectively market its products. TNT intends to market its products via its website and its Ebay store as well as, if funding or revenues permit, direct selling to retail and wholesale customers through tradeshows, trunk shows and TNT's network of contacts. TNT will commence a web site marketing program in the near future, which will attempt to steer customers to its web site. It is anticipated that the average cost to conduct a trunk show for our products will be approximately $5,000, which includes the costs for transportation, rental space, inventory, staffing and marketing and printing costs. It is anticipated that the average cost to participate in an industry tradeshow will be $15,000, which includes the costs for transportation, booth rental, inventory, staffing and marketing and printing costs. There can be no assurance that TNT will raise sufficient funds or generate sufficient revenues for either trunk shows or trade-shows.

TNT does not plan to conduct any product research and development, purchase any significant equipment or increase the number of employees in the next twelve
(12) months. TNT will focus its efforts on sales and marketing of products. In addition, TNT will attempt to expand its base of customers as well as suppliers in India. Currently, TNT relies primarily on its alliance agreement with Radico to meet all of TNT's sales requirements. TNT intends to seek out and find additional suppliers of new and similar products to those supplied by Radico.

At June 30, 2009, TNT's cash position was approximately $3,052. At its current rate of expenditures, TNT will only have cash available to maintain operations for approximately three (3) months. TNT may also seek to obtain short-term loans from its director, although no such arrangement has been made. TNT does not have any arrangements in place for any future equity financing. TNT's current cash requirements will be met by cash on hand and, if working capital funds are not available, TNT will suspend or limit business operations. As discussed in our audited financial statements as of September 30, 2008, our auditors expressed substantial doubt about our ability to continue as a "going concern".

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2009, virtually all of our financing has been through private placements of common stock and loans by the former executive officer. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at June 30, 2009, we will need additional equity or debt financing to sustain our operations through 2009 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

Based upon our current rate of expenditure, we will only have cash available to maintain purchases for approximately three (3) months. We may seek to obtain short-term financing from an officer and director. However, no such arrangements for funding or other future financing currently exists. The Company may seek to raise capital through an offering of our common stock. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms that are favorable to us.

Off Balance Sheet Transactions

There are no off-balance sheet arrangements to which the Company is a party that have or are reasonably likely to have a current or future effect on the Company's financial condition, results of operations, cash flows, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

In June, 2009, FASB issued Statement No. 168, "The Hierarchy of Generally Accepted Accounting Principles" which supersedes FASB Statement No. 162 issued in May, 2008. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In June, 2009, FASB issued Statement No. 167 to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities". This Statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.
This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In June, 2009, FASB issued Statement No. 166 "Accounting for Transfers of Financial Assets" to amend Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

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

Seasonality

To date, we have not noted any significant seasonal impacts.

Subsequent Events

The Company has filed an Information Statement on Schedule 14C, seeking shareholder ratification of the following corporate actions:
*	The election of directors
*	Ratification of a change in the Company's fiscal year
*	Ratification of selection of Independent Public Accountants
*	Ratification of the re-domiciling of the Company
*	The increase in authorized capital stock including the designation of two classes of preferred stock and;
*	A change in the Company name.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. - CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

b)
Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

In March 2009, Raich Ende Malter & Co. LLP, prior auditors of the Company, commenced an action against the Company alleging unpaid accounting services
provided to the Company in the amount of $15,000.   The Company disputes the
allegations and intends to vigorously defend the action. Pursuant to an agreement the prior majority shareholder and director has agreed to indemnify and be responsible for up to $25,000 associated with this claim.

Item 2. - Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. - Defaults Upon Senior Securities

        Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. - Other Information

        Not applicable

Item 6. - Exhibits and Reports on Form 8-K

        Exhibits.

31.1

Section 302 Certification Of Chief Executive Officer and President
  31.2

Section 302 Certification Of Treasurer & Corporate Secretary
32.1

Certification of Chief Executive Officer and President Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
Sarbanes-Oxley Act Of 2002
  32.2

 Certification of Treasurer and Corporate Secretary Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
Sarbanes-Oxley Act Of 2002

        Reports on Form 8-K

        Not applicable





SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TNT DESIGNS, INC.




/s/   Louis Bertoli

Name:
Louis Bertoli

Title:
Chairman of the Board,
Chief Executive Officer and
President




Date:
August 19, 2009


/s/   Nitin Amersey

Name:
Nitin Amersey

Title:
Treasurer and Corporate
Secretary




Date:
August 19, 2009



EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a 14(a)/15d-14(a) and
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Louis Bertoli, President and Chief Executive Officer and Director of TNT Designs, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of TNT Designs, Inc.;

2.
Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based upon my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:


a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


TNT DESIGNS, INC.



Date:  August 19, 2009
By:
/s/   Louis Bertoli

Louis Bertoli

President, Chief Executive Officer
and Director


EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a 14(a)/15d-14(a) and
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Nitin Amersey, Secretary, Treasurer and Director of TNT Designs, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of TNT Designs, Inc.;

2.
Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based upon my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:


a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


TNT DESIGNS, INC.



Date:  August 19, 2009
By:
/s/   Nitin Amersey

Nitin Amersey

Secretary, Treasurer and Director



EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TNT Designs, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Louis Bertoli, President, Chief Executive Officer, and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


TNT DESIGNS, INC.



Date:  August 19, 2009
By:
/s/   Louis Bertoli

Louis Bertoli

President, Chief Executive Officer
and Director


EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TNT Designs, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nitin Amersey, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


TNT DESIGNS, INC.



Date:  August 19, 2009
By:
/s/   Nitin Amersey

Nitin Amersey

Secretary, Treasurer and Director



- 10 -