Form 10-K
period 2009-09-30
TNT DESIGNS INC
filed 2010-01-11
CIK 1286345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended September 30, 2009

or

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 000-29449

TRIM HOLDING GROUP
(Exact name of registrant as specified in its charter)

Nevada
20-0937461
(State or other jurisdiction
(I.R.S. Employer
of incorporation or organization)
Identification No.)

300 Center Ave. Suite 202
Bay City, MI 48708
(Address of Principal Executive Offices)(Zip Code)

(989) 509-5954
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    []..........No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    []..........No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X..........No     []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (subsection
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    []..........No     X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer      []
Accelerated filer []
Non-accelerated filer     []..(Do not check if
smaller reporting company)
Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes    []..........No     X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on December 31, 2009, was $ 2,140,000.

As of December 30, 2009, the registrant had 2,262,500 shares of Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE


























TRIM HOLDING GROUP

2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

3
ITEM 1.
Business
4
ITEM 1A.
Risk Factors
17
ITEM 1B.
Unresolved Staff Comments
32
ITEM 2.
Properties
33
ITEM 3.
Legal Proceedings
33
ITEM 4.
Submission of Matters to a Vote of Security Holders
37
PART II

37
ITEM 5.
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
37
ITEM 6.
Selected Financial Data
42
ITEM 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations
42
ITEM 7A.
Quantitative and Qualitative Disclosures about Market Risk
55
ITEM 8.
Financial Statements and Supplementary Data
56
ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
80
ITEM 9A(T).
Controls and Procedures
80
ITEM 9B.
Other Information
81
PART III

82
ITEM 10.
Directors, Executive Officers and Corporate Governance
82
ITEM 11.
Executive Compensation
82
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
82
ITEM 13.
Certain Relationships and Related Transactions, and Director
Independence
82
ITEM 14.
Principal Accounting Fees and Services
82
PART IV

83
ITEM 15.
Exhibits, Financial Statement Schedules
83






















PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This 2009 Annual Report on Form 10-K, including the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:


*
our inability to raise additional funds to support operations and capital expenditures;


*
our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;


*
our inability to successfully compete against existing and future competitors;


*
our inability to manage and maintain the growth of our business;


*
our inability to protect our intellectual property rights; and


*
other factors discussed under the headings "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and "Business."

        Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.










ITEM 1.
BUSINESS

        With respect to this discussion, the terms "we" "us" "our" and the "Company" refer to Trim Holding Group, a Nevada corporation.

Background

We were originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. Since our inception and prior to June 16, 2009, we were engaged in marketing and distributing scarves, handbags and other products from India. The marketing and distributing of such products to potential customers was accomplished primarily through a strategic alliance and distribution agreement with Radico Export Import, Ltd., a corporation formed under the laws of India. On June 16, 2009, the majority interest in the Company was purchased by Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses. Following Mr. Bertoli's purchase of a majority interest in the Company, the Company ceased its prior business operations and became a development stage company. The Securities and Exchange Commission defines ''a development stage company'' as a company with no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued 'penny stock,' as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of ''blank check'' companies in their respective jurisdictions.
On October 7, 2009, following shareholder ratification and approval, we merged with and into Trim Nevada, Inc., a Nevada corporation, with Trim Nevada, Inc. being the surviving corporation. The merger was effectuated for the purpose of changing our domicile from Delaware to Nevada. Upon effectuating the merger,
we changed our name to Trim Holding Group.   Following the merger, we also
changed our business and we now intend to engage in designing, marketing, and selling products in the Health Care and Environmental Quality sectors. More specifically, as a development stage company, we are focused on acquiring products and businesses in the Health Care and Environmental Quality sectors; however, as we are presently in the process of identifying products and sub markets, our business plan is subject to change. We have not identified manufacturing processes, sales and distribution strategies, personnel needs or any related costs.
We do not presently have sufficient capital to effectuate our current business plan, and we will require additional funding to sustain operations through December 2010. There is no assurance we will be able to execute our business plan and achieve revenues sufficient to become profitable.
Competition
We will likely face significant competition in the Health Care and Environmental Quality industry. While we are aware there are numerous companies in our sector we will face competition from, we have not specifically identified our competitors at this point, in part because we have not fully identified the specific sectors of the industries in which we intend to compete except as described in Item 9B of this report.
Generally our potential competitors will have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may choose to devote greater resources to the development, promotion, sale and support of their products and services, and may be able to leverage sales of other product lines and existing relationships with customers in connection with the marketing and sales of their products and services. Competitors that have larger market capitalization or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace ours.
Because we have not specifically identified our products or market (other than as described in Item 9B and our intent to compete in the Health Care and Environmental Quality sectors generally), we are not specifically aware at this time of (i) any existing or probable government regulations that might affect the operation of the Company's business; (ii) the need for governmental approval; or (iii) costs of any environmental compliance.
Intellectual Property
We expect to rely on a combination of trade secrets, including know-how, patents, employee and third-party nondisclosure agreements, copyright laws and contractual rights to establish and protect our proprietary rights in our products. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use some technology and information that we regard as proprietary. Moreover, the laws of some countries do not afford us the same protection to proprietary rights as do the laws of the United States. There can be no assurance that legal protections relied upon by us to protect its proprietary position will be adequate.
As described in Item 9B, we recently acquired certain patent rights related to a personal massage product.
Employees
We have commenced only limited operations. Therefore, we have no full-time employees. Our officers and directors, Louis Bertoli and Nitin Amersey, provide services to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.
ITEM 1A.
RISK FACTORS

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.

ITEM 2.
PROPERTIES

We do not lease or own any real property. We currently maintain our corporate offices at 300 Center Avenue Suite 202, Bay City, MI 48708. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property. At this time, there is no cost to us to use these offices.
We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property in insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.
ITEM 3.
LEGAL PROCEEDINGS
There are no legal proceedings that have occurred within the past year concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on October 7, 2009, we submitted certain matters to our stockholders for a vote.

(i)	All were approved by majority vote with no stockholders voting against or abstaining from any matter. Specifically, at the meeting, our stockholders elected Louis Bertoli and Nitin Amersey as Directors;

(ii)	ratified a change in the Company's fiscal year end from September 30th to December 31st;

(iii)	ratified the selection of UHY LLP as the Company's independent auditors for the current fiscal year;

(iv)	approved the re-domiciling of the Company from Delaware to Nevada to be effectuated by a migratory merger of the Company, with and into Trim Nevada, Inc., a Nevada corporation;

(v)	voted to amend and restate the Company's Articles of Incorporation;
and

(vi)	approved the change of the Company's name from TNT Designs, Inc. to
Trim Holding Group.


PART II


ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Before we effectuated the merger (as described herein in the Corporate Background Section) on October 7, 2009, our common stock traded on the OTC Bulletin Board under the symbol "TNTD". The following table sets forth, for the periods indicated, the high and low bid information for Common Stock as determined from sporadic quotations on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



High*


Low*








Year Ended September 30, 2008






First Quarter

$

2.25

$

2.25
Second Quarter

$

2.25


$

2.25

Third Quarter

$

2.25

$

2.25
Fourth Quarter

$

2.25

$

2.25



High*


Low*








Year Ended September 30, 2009






First Quarter

$

 2.25

$

2.25
Second Quarter

$

 2.25

$

2.25
Third Quarter

$

 2.25

$

2.25
Fourth Quarter

$

 8.50

$

2.25


After the merger on October 7, 2009, we changed our name and business and are now trading on the OTC Bulletin Board under the trade symbol "TRHG". Because we have been operating under our new trade symbol for a short duration of time and have not commenced operations of our new business nor have we generated revenue from the new business, we have not experienced any market activity. Security Holders
As of December 30, 2009, there were 2,262,500 common shares outstanding which were held by 23 stockholders of record.
Dividends
We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all of our future earnings to finance the growth and development of our business.
Transfer Agent
Bay City Transfer Agency and Registrar, Inc. is currently serving as our transfer agent.
Recent Sales of Unregistered Securities

On December 4, 2009, we issued 22,000 shares of Series 1, Class P-1 preferred stock to Mr. Louis Bertoli in consideration for satisfaction of an outstanding debt incurred from a cash loan of $192, 500 provided to the Company by Mr. Bertoli. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act. We did not engage in any general solicitation or advertising.

As described in Item 9B, on December 31, 2009, we contracted to issue 3,750,000 Series 2 Class P-2 preferred shares (the "Shares") to Allkey, Ltd., a United Kingdom registered entity, in consideration for certain patent rights related to a personal care product developed by Allkey Ltd. We have the right to repurchase some or all of the shares for $26,250,000 on or before December 31, 2012. If we choose not to repurchase all of the shares by such date, Allkey, Ltd. has the right to sell the share to a third party (subject to our right of first refusal). If the proceeds from such third-party sale are less than $26,250,000, then we are obligated to pay the difference to Allkey, Ltd.

ITEM 6.   SELECTED FINANCIAL DATA
A smaller reporting company is not required to provide the information required by this item.


ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K. This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of Trim Holding Group for the fiscal years ended September 30, 2009 and 2008. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should,"
"forecasts," "goal," "likely" or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. Our risk factors are incorporated by reference herein. We disclaim any obligation to update forward-looking statements for any reason.
Plan of Operation
We are currently looking for business opportunities in the health care & environmental quality sectors. We are in the process of developing plans to enter into those sectors and is looking for product/business/investment in these sectors.
Liquidity and Capital Resources
As of December 30, 2009, we had $32,308 cash on hand.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Part II.  FINANCIAL INFORMATION
     Item 8.     Financial Statements


TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)

 INDEX TO FINANCIAL STATEMENTS

____________________________________________________________________________


TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)

 FINANCIAL STATEMENTS

For the years ended September 30, 2009 and 2008



Page No.

INDEX TO FINANCIAL STATEMENTS					      F - 1

REPORTS OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRMS							F - 2 and F - 3

FINANCIAL STATEMENTS

Balance Sheets
	At September 30, 2009 and 2008 				       F - 4

Statements of Operations
	For Fiscal Years Ended September 30, 2009 and 2008,
	and the period from February 17, 2004 (Inception)
	to September 30, 2009						       F - 5

Statements of Stockholders' Deficit
	For the period from February 17, 2004 (Inception) to
	September 30, 2009 						       F - 6

Statements of Cash Flows
	For Fiscal Years Ended September 30, 2009 and 2008,
	and the period from February 17, 2004 (Inception) to
	September 30, 2009 						       F - 7

NOTES TO FINANCIAL STATEMENTS	F - 8 thru F - 12




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





BOARD OF DIRECTORS AND STOCKHOLDERS
Trim Holding Group
(formerly TNT Designs, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Trim Holding Group (formerly TNT Designs, Inc.) (a development stage company) (the "Company") as of September 30, 2009, and the related statements of operations, stockholders' deficit and cash flows for the fiscal year ended September 30, 2009 and for the period from February 17, 2004 (inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009, and the results of its operations and cash flows for the fiscal year then ended and for the period from February 17, 2004 (inception) through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.



/s/UHY LLP

Southfield, MI
January 08, 2010


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trim Holding Group
(Formerly TNT Designs, Inc.)
(A development stage company)
Bay City, Michigan

We have audited the accompanying balance sheet of Trim Holding Group (formerly TNT Designs, Inc.) (a development stage company) (the "Company") as of September 30, 2008 and the related statements of operations, stockholders' deficit and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements included in its annual report on Form 10-K filed with the United States Securities and Exchange Commission on January 13, 2009, the Company had a deficit accumulated during the development stage and had a net loss and cash used in operations for the fiscal year ended September 30, 2008, respectively, with no revenues since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in the same Note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Li & Company, PC
Li & Company, PC


Skillman, New Jersey
January 13, 2009

Part II.  Financial Information
Item 8.     Financial Statements and Supplementary Data


                               TRIM HOLDING GROUP
                           (formerly TNT Designs, Inc.)
                          (A Development Stage Company)

                           INDEX TO FINANCIAL STATEMENTS

____________________________________________________________________________



                               TRIM HOLDING GROUP
                           (formerly TNT Designs, Inc.)
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                 For the years ended September 30, 2009 and 2008


                                                                    Page No.

REPORTS OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRMS                                                F - 1 and F - 2

FINANCIAL STATEMENTS

Balance Sheets
        At September 30, 2009 and 2008                               F - 3

Statements of Operations
	For Fiscal Years Ended September 30, 2009 and 2008,
	and the period from February 17, 2004 (Inception)
        to September 30, 2009                                        F - 4

Statements of Stockholders' Deficit
	For the period from February 17, 2004 (Inception) to
        September 30, 2009                                           F - 5

Statements of Cash Flows
	For Fiscal Years Ended September 30, 2009 and 2008,
	and the period from February 17, 2004 (Inception) to
        September 30, 2009                                           F - 6

NOTES TO FINANCIAL STATEMENTS                                 F - 7 thru F - 11

                             TRIM HOLDING GROUP
                        (formerly TNT Designs, Inc.)
                        (A Development Stage Company)
                                BALANCE SHEETS

                                                           September 30,
                                                        2009           2008
                                   ASSETS
Current Assets:
  Cash                                                $    557       $  4,015
    Total Current Assets                                   557          4,015

TOTAL ASSETS                                          $    557       $  4,015

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses               $ 30,587       $ 16,873
  Due to stockholder/officer                            40,000         70,481
    Total Current Liabilities                           70,587         87,354

Commitments and Contingencies                                -              -

Stockholders' Deficit:
  Common Stock par value $0.0001; 30,000,000 shares
    authorized; 2,262,500 issued and outstanding on
    September 30, 2009 and 2,292,500 issued and
    outstanding on September 30, 2008                      226            229
  Additional paid in capital                           139,182         29,221
  Deficit accumulated during the development stage    (209,438)      (112,789)
    Total Stockholders' Deficit                        (70,030)       (83,339)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $    557       $  4,015

The accompanying notes are an integral part of these financial statements.

                                     F - 3

                               TRIM HOLDING GROUP
                           (formerly TNT Designs, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                             From February 17,
                                                                   2004
                                                                (Inception)
                                      For Fiscal Years Ended      through
                                           September 30,       September 30,
                                        2009           2008         2009
Sales                                $        -     $        -   $   42,021
Cost of Goods Sold                            -              -       36,419
  Gross Profit                                -              -        5,602

General and Administrative
  Expenses                           $   96,649     $   28,585   $  215,040

Net Loss                             $  (96,649)    $  (28,585)  $ (209,438)


Net Loss Per Share:
  Basic and Diluted                  $   (0.042)    $   (0.012)  $   (0.093)

Weighted Average Shares
  Outstanding:
    Basic and Diluted                 2,282,353      2,292,500    2,253,934

The accompanying notes are an integral part of these financial statements.

                                    F - 4

                              TRIM HOLDING GROUP
                          (formerly TNT Designs, Inc.)
                         (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
   FOR THE PERIOD FEBRUARY 17, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2009

                                              Additional
                            Common Stock        Paid In  Accumulated
                           Shares    Value      Capital    Deficit    Total
Sale of Common Stock to  2,000,000 $      200 $        - $        - $      200
  Officer, at $0.0001,
  per share (February
  17, 2004)

Sale of Common Stock
  Under Private
  Placement, at $0.10,
  per share, (March to
  May 2004)                100,000         10      9,990          -     10,000

Net Loss                         -          -          -     (2,407)    (2,407)

  Balance as of
  September 30, 2004     2,100,000        210      9,990     (2,407)     7,793

Stock Issued for
  Services at $0.10,
  per share, (December
  2004)                    100,000         10      9,990          -     10,000

Sale of Common Stock
  Sold Under Private
  Placement, at $0.10,
  per share, (March
  2005)                     92,500          9      9,241          -      9,250

Net Loss                         -          -          -    (25,365)   (25,365)

  Balance as of
    September 30, 2005   2,292,500        229     29,221    (27,772)     1,678

Net Loss                         -          -          -    (31,416)   (31,416)

  Balance as of
    September 30, 2006   2,292,500        229     29,221    (59,188)   (29,738)

Net Loss                         -          -          -    (25,016)   (25,016)

  Balance as of
    September 30, 2007   2,292,500        229     29,221    (84,204)   (54,754)

Net Loss                         -          -          -    (28,585)   (28,585)

  Balance as of
    September 30, 2008   2,292,500        229     29,221   (112,789)   (83,339)

Officer Advances &
  Accrued Expenses
  Discharged               (30,000)        (3)   109,961          -    109,958

Net Loss                         -          -          -    (96,649)   (96,649)

  Balance as of
    September 30, 2009   2,262,500 $      226 $  139,182 $ (209,438) $ (70,030)

The accompanying notes are an integral part of these financial statements.

                                    F - 5

                              TRIM HOLDING GROUP
                          (formerly TNT Designs, Inc.)
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                                                       From
                                                                   February 17,
                                                                       2004
                                                                    (Inception)
                                            For Fiscal Years Ended   through
                                                 September 30,       Sept. 30,
                                               2009        2008        2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                  $  (96,649) $  (28,585) $ (209,438)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Common stock issued for services                 -           -      10,000
    Changes in assets and liabilities:
      Accounts receivable                            -      21,804           -
      Accounts payable and accrued expenses     53,191       8,955      70,064
      Inventory                                      -         996           -
        Net Cash Provided by (Used In)
          Operating Activities                 (43,458)      3,170    (129,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances from stockholder/officer         40,000           -     110,481
  Proceeds from sale of common shares                -           -      19,450
    Net Cash Provided by Financing Activities   40,000           -     129,931

NET CHANGE IN CASH AND CASH EQUIVALENTS         (3,458)      3,170         557

CASH AND CASH EQUIVALENTS:
  Beginning of the Period                        4,015         845           -

  End of the Period                         $      557  $    4,015  $      557

Supplemental disclosure of non-cash operating and financing activities:
  Discharge in full of officer advances and transfer of accrued expenses to Additional Paid-In Capital totalling $109,958.

The accompanying notes are an integral part of these financial statements.



NOTE 1 - NATURE OF BUSINESS


Trim Holding Group (formerly TNT Designs, Inc.) (the "Company") was incorporated on February 17, 2004 in the state of Delaware. The Company changed its name from TNT Designs, Inc. to Trim Holding Group pursuant to a merger which is described in Note 8 - Subsequent Events. A substantial part of the Company's activities were involved in developing a business plan to market and distribute scarves, handbags and other products.

On June 16, 2009, the majority interest in the Company was purchased in a private agreement by Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses. At September 30, 2009, the Company had not yet commenced operation. Expenses incurred from February 17, 2004 (date of inception) through September 30, 2009 relate to the Company's formation and general administrative activities.

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

The Company was acquired as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company's funds in its business. The Company's principal business objective for the next twelve (12) months, and beyond such time, will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - BASIS OF PRESENTATION

The accompanying audited Financial Statements ("Financial Statements") have been prepared by management in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES


Development Stage Company
The Company is a development stage company. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company's development stage activities.

Use of Estimates
The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from these estimates.

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

Income Taxes
The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Loss per Share
Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net income, or loss, by the weighted average number of shares of both common and preferred stock outstanding for the period.

As of September 30, 2009 and 2008, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

Revenue Recognition
Revenue is recorded when an arrangement exists, the sales price is fixed or determinable and collection is reasonably assured, usually when goods are shipped to the customer.

Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new standards for our fiscal year ending September 30, 2009. All references to authoritative accounting literature are now referenced in accordance with the Codification.

In June 2009, FASB issued guidance related to consolidation of variable interest entities. This guidance amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This guidance shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In June 2009, FASB issued guidance related to accounting for transfers of financial assets, in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.


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

On September 28, 2009, a settlement of $17,500 was reached with Raiche Ende Malter & Co LLP for which payment was made in full.

NOTE 5 - DUE TO OFFICER

As of September 30, 2009, the Company received advances of $40,000 from its majority shareholder to be used for working capital. The advances are unsecured, non-interest bearing and payable on demand.

As of June 16, 2009, the retiring officer and then majority shareholder had made advances of $70,271 ($70,481 as of September 30, 2008) and the related accrued expenses of $39,687 as of June 16, 2009 both of which were discharged and transferred to Additional Paid-In Capital in accordance with the private sale agreement between the retiring officer and Louis Bertoli (current majority shareholder).

NOTE 6 - RELATED PARTY TRANSACTIONS

On July 20, 2009, the Company entered into a two-year consulting agreement with an affiliated party. The affiliated party will provide office space, office identity and assist the Company with corporate, financial, administrative and management records. During fiscal year ended September 30, 2009, the Company incurred expenses of $11,935 in relation to these services.




NOTE 7 - INCOME TAXES

The Company has incurred losses since February 17, 2004 (inception). The Company has a net operating loss carry forward for income tax purposes of approximately $209,438 that may be applied against future taxable income.

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The principal source of timing difference is the timing of the utilization of the net operating losses.

The Company is uncertain whether it will realize any future tax benefit of its deferred tax asset and, accordingly, a full valuation allowance was provided against the Company's deferred tax asset.

As of September 30, 2009 and 2008, the deferred tax asset computed by applying the U.S. statutory income tax rate of 34% tax bracket consists of the following:




2009

2008
Federal loss carry forwards


$ 71,000

$ 36,000
State loss carry forwards


     8,000

     4,000






Deferred tax asset


   79,000

   40,000
Valuation allowance


  (79,000)

  (40,000)






Net deferred tax asset


$
-

$
-

The approximate available unused capital loss carry forward expiring on September 30, 2029 is $209,438, expiring on September 30, 2028 is $112,789, expiring on September 30, 2027 is $84,204, expiring on September 30, 2026 is $59,188, expiring on September 30, 2025 is $27,772, expiring September 30, 2024 is $2,407.

NOTE 8 - SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to September 30, 2009 and through
January 8, 2010, the date the financial statements were issued.

On October 6, 2009, the majority shareholder loaned the Company an additional $70,000 to be used for working capital.

On October 7, 2009, the Board of Directors approved the change of the Company's fiscal year end from September 30 to December 31.

On October 7, 2009, the Company approved a merger with and into Trim Nevada, Inc., which will be the surviving corporation. The merger will not result in any change in the Company's business, management, assets, liabilities, net worth or location of principal executive offices. However, this merger will change the legal domicile from Delaware to Nevada where Trim Nevada, Inc. is incorporated. Each outstanding share of TNT Designs, Inc. will be automatically converted into one share of the common stock of Trim Nevada, Inc.

On October 7, 2009, the Company approved increasing the number of authorized shares of common stock from 30,000,000 to 400,000,000 with no change in par value of $0.0001 per share.




NOTE 8 - SUBSEQUENT EVENTS (continued)

On October 7, 2009, the Company approved the designation of two classes of preferred stock totaling 100,000,000 shares. The first class is called Series 1, Class P-1 consisting of 25,000,000 authorized shares with a par value of $8.75 per share; each share will have voting rights equal to 100 shares of common stock; each share will be convertible into 1.25 shares of common stock at the discretion of the shareholder. The second class is called Series 2, Class P-2 consisting of 75,000,000 authorized shares with a par value of $7.00 per share; each share will have the voting rights equal to 1 share of common stock; each share will be convertible into one share of common stock at shareholder's discretion.

On October 7, 2009, the Company approved a name change from TNT Designs, Inc. to Trim Holding Group.

On October 21, 2009, the Company announced the change in the Company's business focus to health care and environmental quality sectors.

On December 9, 2009, the Company issued 22,000 shares of preferred stock to Louis Bertoli (director and officer of the Company) in consideration for satisfaction of an outstanding debt incurred from a cash loan of $192,500 provided by Louis Bertoli to the Company.

On December 15, 2009, the Company appointed Nitin M. Amersey as Chief Financial Officer.

On December 30, 2009, the Company filed a Form S-1, using the "shelf" registration process, with the Securities and Exchange Commission to register 15,000,000 shares of our common stock, par value USD $0.0001 with a proposed maximum offering price per unit of USD $7.00. Under the shelf registration, the Company from time to time may sell the securities registered in one or more offerings up to an aggregate initial dollar amount of USD $105,000,000.

On December 31, 2009, the Company entered into a patent agreement with Allkey, Ltd. to obtain the full and exclusive right, title and interest in patents for a personal massaging device. The patents purchased are for the United States, Canada and Mexico. In consideration for such patent rights, the Company contracted to pay USD $26,500,000 to Allkey, Ltd., payable by issuing and delivering to them 3,750,000 Series 2, Class P-2 preferred shares (each USD $7.00 par value) of the Company. The Company has the right to repurchase some or all of the shares for USD $26,250,000 on or before December 31, 2012. If the Company chooses not to repurchase all of the shares by such date, Allkey, Ltd. has the right to sell the shares to a third-party (subject to the Company's right of first refusal). If the proceeds from such third-party sale are less than USD $26,250,000, then the Company is obligated to pay the difference to Allkey, Ltd. Additionally, the Company acquired the option to acquire the exclusive patent rights in 46 other countries.



ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
UHY LLP, an independent registered public accounting firm, is our auditor. Prior to October 7, 2009, Li & Company, PC was our auditor. There have not been any other changes in or disagreements with accountants on accounting and financial disclosure or any other matter.
ITEM 9A(T).
CONTROLS AND PROCEDURES


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

(b)
Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

Under a patent agreement dated December 31, 2009 with Allkey, Ltd., we obtained the full and exclusive right, title, and interest in patents for a personal massaging device. The patents purchased are for the United States, Canada, and Mexico.

In consideration for such patent rights, we contracted to pay USD $26,250,000 to Allkey, Ltd., payable by issuing and delivering to them 3,750,000 Series 2, Class P-2 preferred shares (each USD $7.00 par value) of our Company. We have the right to repurchase some or all of the shares for USD $26,250,000 on or before December 31, 2012. If we choose not to repurchase all of the shares by such date, Allkey, Ltd. has the right to sell the shares to a third-party (subject to our right of first refusal). If the proceeds from such third-party sale are less than USD $26,250,000, then we are obligated to pay the difference to Allkey, Ltd.

Additionally, we acquired the option to acquire the exclusive patent rights in 46 other countries.

Pursuant to a Form S-1 we filed with the Securities and Exchange Commission on December 30, 2009, we are registering 15,000,000 shares of our common stock, par value USD $0.0001 with a proposed maximum offering price per unit of USD $7.00. We filed the Form S-1 using the "shelf" registration process. Under this shelf registration process, we may from time to time sell the securities we are registering in one or more offerings up to an aggregate initial dollar amount of USD $105,000,000.

PART III


ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current executive officers and directors and their ages are as follows:

Name			Age	Position

Louis Bertoli		35	Chairman of the Board, President and CEO
Nitin Amersey		57	Director, CFO, Corporate Secretary and
Treasurer


Set forth below is information relating to the business experience of each of the directors and executive officers of the Company.
Louis Bertoli, age 35, was appointed Chairman Chief Executive Officer and
President in June 2009.   Mr. Bertoli received a degree as a professional
Surveyor in Brescia, Italy and continued his studies in the University of Civil Engineering of Brescia, Italy. Subsequently Mr. Bertoli devoted his full time to the companies held by his family, which focus on the developments of new innovative technologies in the health care industry. Mr. Bertoli has over 5 years of experience in this sector. Mr. Bertoli currently serves as a President & Director of Trim Holding Corporation, a private company, from September 2008 through the current date. He also serves as a director of Gioto & Sons Ltd - UK from September 2006 through the current date. Mr. Bertoli served as a Director of AIRAM LTD - UK from March 2003 until the time of the dissolution in January 2009.

Nitin Amersey age 57, was appointed to the Board and as Corporate Secretary and Treasurer in June 2009. In December 2009, Mr. Amersey was appointed Chief Financial Officer of the Company. He has over thirty-five years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003. Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004. In addition to his service as a board member of Environmental Solutions Worldwide, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm since 1978. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001 and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also currently the Chairman of Hudson Engineering Industries Pvt. LTD. A private company domiciled in India. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. He is the manager of Amersey Investment Holdings LLC. Mr. Amersey is also the owner of Langford
Business Services LLC.   He has served as a Director of Trim Holding
Corporation, a private company, from September 2008 through the current date. Mr. Amersey has a Masters of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

Directors

Our bylaws authorize no less than one (1) and no more than (11) directors. We currently have two Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with out bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.
Code of Ethics
We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board or an audit committee or nominating committee.
Potential Conflicts of Interest
Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.
Compliance With Section 16(a) of the Exchange Act

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.
Director Independence
We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." We do not believe that any of our directors currently meet the definition of "independent" as promulgated by the rules and regulations of the American Stock Exchange.
Corporate Governance

     Nominating Committee

During the annual period ended September 30, 2009, there were no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors; and the Company does not presently have a Nominating Committee for members of its Board of Directors. Nominations are considered by the entire Board.

     Audit Committee

The Company does not have an Audit Committee, and at this time, we are not required to have an Audit Committee. The Company does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

       Stockholder Communications
The board of directors has not adopted a process for security holders to send communications to the board of directors. Given the nature of the Company's business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time. Management will assess whether a process for security holders to send communications to the board of directors may be necessary in the future.
       Board meetings and committees; annual meeting attendance
Following the annual shareholder meeting on October 7, 2009, the board of directors did not hold any meetings during the fiscal year. Prior to the annual shareholder meeting, corporate records do not indicate the number of board of director meetings held prior to that date.
Each director attended the 2009 annual meeting of stockholders.
ITEM 11.
EXECUTIVE COMPENSATION
Since our incorporation on February 17, 2004 and subsequent merger and re-domicile on October 7, 2009, we have never paid compensation to any officer, director or employee of the Company. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.
We have never granted stock options or stock appreciation rights to any of our directors or executive officers. We have no equity incentive plans.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The following table lists, as of December 30, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.
The percentages below are calculated based on 2,262,500 shares of our common stock issued and outstanding as of December 30, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock except as set forth below. Unless otherwise indicated, the address of each person listed is 300 Center Avenue Suite 202, Bay City, MI 48708.






Name of Beneficial
Owner

Number of
Shares
of Common
Stock
Beneficially
Owned

Percent of
Common Stock
Beneficially
Owned







Louis Bertoli (1) (3)

1,990,000

87.9%

Nitin Amersey (2)

5,000

 *

All directors and executive officers
as a group (2 people)

1,995,000

88.2%

 * Less than 1%
(1) Mr. Bertoli is the Chairman of the Board and President and Chief
Executive Officer of Trim Holding Group.
	(2) Mr. Amersey is a Director, CFO, Corporate Secretary and Treasurer of Trim Holding Group.

	(3) On December 4, 2009, the Company issued Mr. Bertoli 22,000 shares of Series 1, Class P 1 preferred stock. Each share of preferred stock is convertible into 1.25 shares of common stock.


ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Certain Relationships and Related Transactions
Amersey Investments, LLC has been engaged to provide consulting services to Trim Holding Group for the next 2 calendar years for a monthly fee of $5,000. Mr. Nitin Amersey is a principal of Amersey Investments. Mr. Amersey also serves as an executive officer, director and CFO of Trim Holding Group. Director Independence
We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." We do not believe that any of our directors currently meet the definition of "independent" as promulgated by the rules and regulations of the American Stock Exchange.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 23, 2008, the Company dismissed its independent registered public accounting firm, Raich Ende Malter & Co. LLP ("REMCO"), and on April 23, 2008, Li & Company, LP ("Li") was engaged as the Company's new independent registered public accountants.

On October 7, 2009, the Company dismissed Li as its independent registered public accounting firm and engaged UHY LLP ("UHY") as the Company's new and current independent registered public accountants.

The following table sets forth the aggregate fees billed to us for fiscal years ended September 30, 2009 and 2008 for REMCO, Li and UHY, the Company's independent registered public accounting firms:



2009


2008

Audit Fees (1)

$  7,000



$  6,000


Audit Related Fees (2)

    0
0


  0


Tax Fees (3)

     0



     0











Total Fees paid to auditor

$  7,000



$  6,000



(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

    Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants' independence from us. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the "Policy") which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Our entire Board has acted as our Audit Committee since July 2008. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent accountants.
In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed. The Board, acting as the Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management. The tax services represent $0, or 0% of the total for audit related fees, tax fees and all other fees paid during the fiscal year ending September 30, 2009.

    The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.




PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          1.           The information required by this item is included in
Item 8 of Part II of this annual report.

        2. The information required by this item is included in Item 8 of Part II of this annual report.

3. Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(b)
Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)
Not applicable.





INDEX TO EXHIBITS

Exhibit
Number
Description
2.1
Agreement and Plan of Merger between TNT Designs, Inc. and Trim Nevada, Inc. executed on October 7, 2009. (1)
3.1
Amended and Restated Articles of Incorporation. (1)
3.2
By-Laws. (1)
10.1
Patent Assignment Agreement between the Company and Allkey, Ltd. dated December 31, 2009.
23.1
Consent of UHY LLP  (1)
23.2
Consent of Li & Company, PC (1)
31.1
Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1
Certification of Chief Financial Officer (Principal Accounting and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included in previously filed reporting documents.


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRIM HOLDING GROUP


By: /s/ Louis Bertoli
Louis Bertoli
President and Chief Executive Officer
Chairman of the Board of Directors
January 8, 2010



By: /s/ Nitin Amersey
Nitin Amersey
Chief Financial Officer, Corporate Secretary and Treasurer
Director
January 8, 2010





{00129376. }