Form 10-K
period 2009-12-31
TRIM HOLDING GROUP
filed 2010-04-15
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ ] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

or

[ x ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from October 1, 2009 to December 31, 2009

Commission file number 000-29449

TRIM HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	20-0937461
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

300 Center Ave. Suite 202

Bay City, MI 48708

(Address of Principal Executive Offices)(Zip Code)

(989) 509-5954

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]..........No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]..........No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]..........No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]..........No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]..(Do not check if smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes [ ]..........No [x]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2009, was $2,140,000 (based on the closing sales price of the registrant's common stock on that date).

As of December 31, 2009, the registrant had 2,262,500 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

TRIM HOLDING GROUP

FORM 10-K TRANSITION REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This three months ended December 31, 2009 Transition Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

*	our inability to raise additional funds to support operations and capital expenditures;

*	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

*	our inability to successfully compete against existing and future competitors;

*	our inability to manage and maintain the growth of our business;

*	our inability to protect our intellectual property rights; and

*	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Trim Holding Group, a Nevada corporation.

Background

We were originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. Since our inception and prior to June 16, 2009, we were engaged in marketing and distributing scarves, handbags and other products from India. The marketing and distributing of such products to potential customers was accomplished primarily through a strategic alliance and distribution agreement with Radico Export Import, Ltd., a corporation formed under the laws of India. On June 16, 2009, the majority interest in the Company was purchased by Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses. Following Mr. Bertoli’s purchase of a majority interest in the Company, the Company ceased its prior business operations and became a development stage company. The Securities and Exchange Commission defines ''a development stage company'' as a company with no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing 'penny stock,' as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of ''blank check'' companies in their respective jurisdictions.

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

Because we have not specifically identified our products or market (other than as described in Item 9B and our intent to compete in the Health Care and Environmental Quality sectors generally), we are not specifically aware at this time of (i) any existing or probable government regulations that might affect the operation of the Company’s business; (ii) the need for governmental approval; or (iii) costs of any environmental compliance.

Intellectual Property

We expect to rely on a combination of trade secrets, including know-how, patents, employee and third-party nondisclosure agreements, copyright laws and contractual rights to establish and protect our proprietary rights in our products. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use some technology and information that we regard as proprietary. Moreover, the laws of some countries do not afford us the same protection to proprietary rights as do the laws of the United States. There can be no assurance that legal protections relied upon by us to protect our proprietary position will be adequate.

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

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past year concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Before we effectuated the merger (as described herein in the Background Section in Item 1) on October 7, 2009, our common stock traded on the OTC Bulletin Board under the symbol “TNTD”. After the merger on October 7, 2009, we changed our name and business and symbol to “TRHG”. On February 23, 2010, we were delisted from the OTC Bulletin Board due to non-timely filings of periodic reports; presently, we are quoted on the pink sheets. Because we have been operating under our new trade symbol for a short duration of time and have not commenced operations of our new business, nor have we generated revenue from the new business, we have not experienced market activity, and as such, we did not include market information for the fourth quarter during the 2009 fiscal year. Nonetheless, the following table sets forth, for the periods indicated, the high and low bid information for Common Stock as determined from sporadic quotations on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High*		Low*

Year Ended December 31, 2008
First Quarter		$2.25		$2.25
Second Quarter		$2.25		$2.25
Third Quarter		$2.25		$2.25
Fourth Quarter		$2.25		$2.25

	High*		Low*

Year Ended December 31, 2009
First Quarter		$2.25		$2.25
Second Quarter		$2.25		$2.25
Third Quarter		$8.50		$2.25

Security Holders

As of December 31, 2009, there were 2,262,500 common shares outstanding which were held by 23 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all of our future earnings to finance the growth and development of our business.

Transfer Agent

Bay City Transfer Agency and Registrar, Inc. is currently serving as our transfer agent.

Recent Sales of Unregistered Securities

On December 4, 2009, we issued 22,000 shares of Series 1, Class P-1 preferred stock to Mr. Louis Bertoli in consideration for satisfaction of an outstanding debt incurred from a cash loan of $192,500 provided to the Company by Mr. Bertoli. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act. We did not engage in any general solicitation or advertising.

As described in Item 9B, on December 31, 2009, we contracted to issue 3,750,000 Series 2 Class P-2 preferred shares (the “Shares”) to Allkey, Ltd., a United Kingdom registered entity, in consideration for certain patent rights related to a personal care product developed by Allkey Ltd. We have the right to repurchase some or all of the shares for $26,250,000 on or before December 31, 2012. If we choose not to repurchase all of the shares by such date, Allkey, Ltd. has the right to sell the share to a third party (subject to our right of first refusal). If the proceeds from such third-party sale are less than $26,250,000, then we are obligated to pay the difference to Allkey, Ltd.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and accompanying notes provided under Part II, Item 8 of this transitional report on Form 10-K. This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Trim Holding Group as of December 31, 2009 and for the three months ended December 31, 2009. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. Our risk factors are incorporated by reference herein. We disclaim any obligation to update forward-looking statements for any reason.

Plan of Operation

We are currently looking for business opportunities in the health care & environmental quality sectors. We are in the process of developing plans to enter into those sectors and are looking for product/business/investment in those sectors. We are also presently evaluating and developing a business plan for the manufacture and sale of our personal massaging device we recently acquired.

Liquidity and Capital Resources

As of December 31, 2009, we had $29,289 cash on hand. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2010. There is no assurance that we will be able to achieve sales revenues sufficient to become profitable.

On December 20, 2009, we filed a Form S-1 to register 15,000,000 shares of common stock for potential sale to investors. As originally contemplated, the money raised from the sale of such shares would fund the development, manufacture and sale of our personal massaging device and provide flexibility to the company to acquire additional businesses and product lines. As we are in the process of reevaluating our business plan and our needs for additional capital, we may significantly amend the terms of the offering described on Form S-1, or we may withdraw the registration entirely.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and the report of our auditor required by this Item 8 is attached as Exhibit 99.1 hereto and is incorporated by reference herein.

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. We do not have an independent board of directors or audit committee. However, because presently we have limited assets and no material operations, we believe that our disclosure controls and procedures are effective as of the date of filing this Form 10-K. We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

(b)	ICFR Discussion and Conclusion

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

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

(c)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the transition period from October 1, 2009 to December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Security Holders

At our Annual Meeting of Stockholders held on October 7, 2009, we submitted certain matters to our stockholders for a vote.

(i) All were approved by majority vote with no stockholders voting against or abstaining from any matter. Specifically, at the meeting, our stockholders elected Louis Bertoli and Nitin Amersey as Directors;

(ii) ratified a change in the Company’s fiscal year end from September 30th to December 31st;

(iii) ratified the selection of UHY LLP as the Company’s independent auditors for the current fiscal year;

(iv) approved the re-domiciling of the Company from Delaware to Nevada to be effectuated by a migratory merger of the Company, with and into Trim Nevada, Inc., a Nevada corporation;

(v) voted to amend and restate the Company’s Articles of Incorporation; and

(vi) approved the change of the Company’s name from TNT Designs, Inc. to Trim Holding Group.

Patent

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

Pursuant to a Form S-1 we filed with the Securities and Exchange Commission on December 30, 2009, amended on January 28, 2010, we are registering 15,000,000 shares of our common stock, par value USD $0.0001 with a proposed maximum offering price per unit of USD $7.00. We are currently evaluating our business plan and need for additional capital. As such, we intend to either significantly amend or withdraw this offering.

Affiliates of Chief Executive Officer

Affiliates of principal shareholder and director, Louis Bertoli, own a minority interest of Allkey.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current executive officers and directors and their ages are as follows:

Name Age Position Louis Bertoli 35 Chairman of the Board, President and CEO Nitin Amersey 58 Director, CFO, Corporate Secretary and Treasurer

Set forth below is information relating to the business experience of each of the directors and executive officers of the Company.

Louis Bertoli, age 35, was appointed Chairman Chief Executive Officer and President in June 2009. Mr. Bertoli received a degree as a professional Surveyor in Brescia, Italy and continued his studies in the University of Civil Engineering of Brescia, Italy. Subsequently Mr. Bertoli devoted his full time to the companies held by his family, which focus on the developments of new innovative technologies in the health care industry. Mr. Bertoli has over 5 years of experience in this sector. Mr. Bertoli currently serves as a President & Director of Trim Holding Corporation, a private company, from September 2008 through the current date. He also serves as a director of Gioto & Sons Ltd – UK from September 2006 through the current date. Mr. Bertoli served as a Director of AIRAM LTD – UK from March 2003 until the time of the dissolution in January 2009.

Nitin Amersey age 58, was appointed to the Board and as Corporate Secretary and Treasurer in May 2009. In December 2009, Mr. Amersey was appointed Chief Financial Officer of the Company. He has over thirty-five years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003. Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004. In addition to his service as a board member of Environmental Solutions Worldwide, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm since 1978. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001 and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also currently the Chairman of Hudson Engineering Industries Pvt. LTD. A private company domiciled in India. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. He is the manager of Amersey Investment Holdings LLC. Mr. Amersey is also the owner of Langford Business Services LLC. He has served as a Director of Trim Holding Corporation, a private company, from September 2008 through the current date. Mr. Amersey has a Masters of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

Directors

Our bylaws authorize no less than one (1) and no more than (11) directors. We currently have two (2) Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with out bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

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

Compliance With Section 16(a) of the Exchange Act

To our knowledge, during the transition period from October 1, 2009 to December 31, 2009 and our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Corporate Governance

Nominating Committee

During the transition period ended December 31, 2009, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors; and the Company does not presently have a Nominating Committee for members of its Board of Directors. Nominations are considered by the entire Board.

Audit Committee

The Company does not have an Audit Committee, and at this time, we are not required to have an Audit Committee. The entire Board of Directors currently acts as the audit committee. The Company does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

Stockholder Communications

The board of directors has not adopted a process for security holders to send communications to the board of directors. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time. Management will assess whether a process for security holders to send communications to the board of directors may be necessary in the future.

Board meetings and committees; annual meeting attendance

Following the annual shareholder meeting on October 7, 2009, the board of directors did not hold any meetings for the remaining transition period ended December 31, 2009. Prior to the annual shareholder meeting, corporate records do not indicate the number of board of directors meetings held prior to that date.

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

The following table lists, as of December 31, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,262,500 shares of our common stock issued and outstanding as of December 31, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock except as set forth below. Unless otherwise indicated, the address of each person listed is 300 Center Avenue Suite 202, Bay City, MI 48708.

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

Certain Relationships and Related Transactions

Amersey Investments, LLC, an affiliated party, has been engaged to provide consulting services to Trim Holding Group for the next 2 calendar years for a monthly fee of $5,000. Mr. Nitin Amersey is a principal of Amersey Investments. Mr. Amersey also serves as an executive officer, director, and CFO of Trim Holding Group. During the three months ended December 31, 2009, we incurred expenses of $15,000 in relation to these services.

On July 20, 2009, we entered into a two-year consulting agreement with an affiliated party, Amersey Investment Holdings, LLC. The affiliated party will provide office space, office identity and assist us with corporate financial, administrative and management records. During the three months ended December 31, 2009, we incurred $8,000 of prepaid expense for administrative services rendered by this affiliated party.

As explained in further detail in Item 9B of this Form 10-K, we entered into a patent agreement dated December 31, 2009 with Allkey, Ltd. Affiliates of principal shareholder and director, Louis Bertoli, own a minority interest of Allkey.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 23, 2008, the Company dismissed its independent registered public accounting firm, Raich Ende Malter & Co. LLP (“REMCO”), and on April 23, 2008, Li & Company, LP (“Li”) was engaged as the Company's new independent registered public accounting firm.

On October 7, 2009, the Company dismissed Li as its independent registered public accounting firm and engaged UHY LLP (“UHY”) as the Company’s new and current independent registered public accounting firm.

The following table sets forth the aggregate fees billed to us for the three months ended December 31, 2008 and the transition period from October 1, 2009 to December 31, 2009 for Li and UHY, the Company’s independent registered public accounting firms:

	2009	2008		Transition Period
Audit Fees (1)	$32,000		$6,000		$25,000
Audit Related Fees (2)	5,000		0		0
Tax Fees (3)	0		0		0
All Other Fees	0		0		0
Total Fees paid to auditor	$37,000		$6,000		$25,000

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Our entire Board has acted as our Audit Committee since July 2008. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum feel level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed. The Board, acting as the Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management. The tax services represent $0, or 0% of the total for audit related fees, tax fees and all other fees paid during the fiscal year ending September 30, 2009 and the transition period from October 1, 2009 to December 31, 2009.

The firm of UHY LLP (“UHY”) acts as our principal independent registered public accounting firm. UHY personnel work under the direct control of UHY partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The information required by this item is included in Exhibit 99.1 to this transition report.

2. The information required by this item is included in Exhibit 99.1 to this transition report.

3. Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this transition report.

(b)

Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this transition report.

©	Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between TNT Designs, Inc. and Trim Nevada, Inc. executed on October 7, 2009. (1)
3.1	Amended and Restated Articles of Incorporation. (1)
3.2	By-Laws. (1)
10.1	Patent Assignment Agreement between the Company and Allkey, Ltd. Dated December 31, 2009. (1)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Accounting and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Statements

(1) Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIM HOLDING GROUP

By: /s/ Louis Bertoli

Louis Bertoli

President and Chief Executive Officer

Chairman of the Board of Directors

By: /s/ Nitin Amersey

Nitin Amersey

Chief Financial Officer, Corporate Secretary, Treasurer, and Director