Form 10-Q
period 2010-03-31
TRIM HOLDING GROUP
filed 2010-05-10
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-29449

TRIM HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	20-0937461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Center Ave. Ste. 202 Bay City, MI 48708

(Address of principal executive offices)

(989) 891-0500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ]	Smaller Reporting Company [x]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ˜ No [x]

As of May 10, 2010, there were 2,262,500 shares of common stock, par value $0.0001, issued and outstanding.

Trim Holding Group

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements required by this Item 1 is attached as Exhibit 99.1 hereto and is incorporated by reference herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

Trim Holding Group (“we”, “us”, “our”, the “Company”) was originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. Since our inception and prior to June 16, 2009, we were engaged in marketing and distributing scarves, handbags and other products from India. The marketing and distributing of such products to potential customers was accomplished primarily through a strategic alliance and distribution agreement with Radico Export Import, Ltd., a corporation formed under the laws of India. On June 16, 2009, the majority interest in the Company was purchased by Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses. Following Mr. Bertoli’s purchase of a majority interest in the Company, the Company ceased its prior business operations and became a development stage company. The Securities and Exchange Commission defines ''a development stage company'' as a company with no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing 'penny stock,' as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of ''blank check'' companies in their respective jurisdictions.

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

Liquidity and Capital Resources

As of March 31, 2010 we had $8,950 cash on hand. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2010. There is no assurance that we will be able to achieve sales revenues sufficient to become profitable.

On December 20, 2009, we filed a Form S-1 to register 15,000,000 shares of common stock for potential sale to investors. As originally contemplated, the money raised from the sale of such shares would fund the development, manufacture and sale of our personal massaging device and provide flexibility to the Company to acquire additional businesses and product lines. As we are in the process of reevaluating our business plan and our needs for additional capital, we may significantly amend the terms of the offering described on our Form S-1, or we may withdraw the registration entirely.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. We do not have an independent board of directors or audit committee. However, because presently we have limited assets and no material operations, we believe that our disclosure controls and procedures are effective as of the date of filing this Form 10-Q. We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings that have occurred within the past year concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 1A. Risk Factors.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Affiliated Purchases of Common Stock

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the quarterly period ended March 31, 2010.

Period Covered	Total Number Of Shares Purchased	Average PricePaid Per Share	Total Number Of Shares(Or Units) Purchased AsPart Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2010	0	$0.00	—	—
February 1-28, 2010	0	0.00	—	—
March 1-31, 2010	100	9.00	—	—
Total	100	9.00	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1	Financial Statements

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trim Holding Group

Dated: May 10 2010	By:	/s/ Louis Bertoli
Louis Bertoli
President and Chief Executive Officer Chairman of the Board of Directors
Dated: May 10, 2010	By:	/s/ Nitin Amersey
Nitin Amersey Chief Financial Officer, Corporate Secretary, Treasurer, and Director