Form 10-Q
period 2010-06-30
TRIM HOLDING GROUP
filed 2010-08-04
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSIO
Washington, D.C. 20549
Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-29449

TRIM HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

20-0937461
(I.R.S. Employer Identification No.)

300 Center Ave. Ste. 202 Bay City, MI 48708

(Address of principal executive offices)

(989) 891-0500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]; No [ ]

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [x] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]        Accelerated Filer [ ]

Non-accelerated Filer [ ]          Smaller Reporting Company [ x ]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

As of August 3, 2010, there were 2,260,000 shares of common stock, par value $0.0001, issued and outstanding.

Trim Holding Group
FORM 10-Q
INDEX

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

On October 7, 2009, following shareholder ratification and approval, we merged with and into Trim Nevada, Inc., a Nevada corporation, with Trim Nevada, Inc. being the surviving corporation. The merger was effectuated for the purpose of changing our domicile from Delaware to Nevada. Upon effectuating the merger, we changed our name to Trim Holding Group. Following the merger, we also changed our business and we now intend to engage in designing, marketing, and selling products in the Health Care and Environmental Quality sectors. More specifically, as a development stage company, we are focused on acquiring products and businesses in the Health Care and Environmental Quality sectors; however, as we are presently in the process of identifying products and sub markets, our business plan is subject to change. We recently acquired the full and exclusive right, title, and interest in patents for a personal massaging device. We are presently investigating options related to this product’s manufacturing processes, sales and distribution strategies, our personnel needs or any other related costs.

Plan of Operation

We are currently looking for business opportunities in the health care & environmental quality sectors. We are in the process of developing plans to enter into those sectors and are looking for product/business/investment in those sectors. We are also presently evaluating and developing a business plan for the manufacture and sale of our personal massaging device described above. Until we have secured additional funding, our ability to develop our business plan and identify with specificity products, business or investments we intend to pursue will continue to be limited.

Liquidity and Capital Resources

As of June 30, 2010 we had $34,997 cash on hand and current liabilities of $242,922. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2010. There is no assurance that we will be able to achieve sales revenues sufficient to become profitable.

We filed with the Securities and Exchange Commission (the “SEC”) on January 7, 2010, as amended by Pre-Effective Amendment No. 1 on January 28, 2010, a Form S-1 (the “Registration Statement”) to register 15,000,000 shares of common stock for potential sale to investors. On July 22, 2010, we filed a Form RW with the SEC to withdraw the Registration Statement as we believe that withdrawal of the Registration Statement is consistent with the public interest and the protection of investors. We are presently evaluating additional sources of private funding. No definitive agreements have been reached with regard to any such funding. If private funding does become available, the terms of such private funding may result in significant dilution to existing shareholders, may be at a cost that is materially greater than has been previously contemplated and/or may contain registration rights requirements necessitating the filing of a registration statement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that because presently we have limited assets and no material operations, we believe that our disclosure controls and procedures are effective as of the date of filing this Form 10-Q. We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

Changes in internal control over financial reporting.

Shareholders, owning a majority of our common stock, by written consent, elected John B. Mitchell on May 19, 2010, Roger R. Schwartz on May 24, 2010, and John Dunlap, III on May 26, 2010, together with the Company’s existing directors, Louis Bertoli and Nitin Amersey, to serve as independent directors of the Company until their successors are duly elected and qualified.

On June 4, 2010, our board of directors established the following standing committees relating to internal control over our financial reporting: (1) the Audit Committee and (2) the Compensation Committee. Each committee operates under a charter that has been approved by the board of directors and which will be available upon request to us.

Audit Committee

Our Audit Committee is comprised of Mr. Mitchell, and Mr. Schwartz. All of the members of the Audit Committee are independent directors of the Company. Mr. Mitchell serves as chairman of the Audit Committee. Our board of directors has determined that Mr. Mitchell is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee is authorized, among other duties and powers as provided for in its Charter, (attached as Exhibit 99.2 hereto and incorporated herein by reference) to:

  provide assistance to our board of directors in its oversight of the integrity of our accounting and financial reporting processes and of the audits of our financial statements;

  provide assistance to our board of directors in its oversight of our compliance with legal and regulatory requirements;

  provide assistance to our board of directors in its oversight of our outside auditor’s independence and qualifications;

  provide assistance to the board of directors in its oversight of the performance of our internal audit function and outside auditors;

  directly appoint, retain or terminate, compensate, and oversee and evaluate our outside auditors, and to approve all audit engagement fees and terms;

  prior to the initial engagement of any public accounting firm to be our outside auditors, to obtain and review a written report from such firm regarding all relationships between such firm or its affiliates and the Company or persons in a financial reporting oversight role at the Company;

  pre-approve and/or adopt policies governing audit committee pre-approval of, all audit services to be provided by our outside auditor;

  pre-approve and/or adopt policies governing audit committee pre-approval of, all permitted non-audit services and related fees to be provided by our outside auditors;

  review with management, our outside auditors and our internal auditors the adequacy of our internal controls, including computerized information system controls and security; and

  review with management, our outside auditors and our internal auditors any related significant finding and recommendations of the outside auditors and/or the internal auditors together with managements responses thereto.

UHY LLP has been our independent registered public accounting firm since October, 2009.

Compensation Committee

Our Compensation Committee is comprised of Mr. Dunlap and Mr. Schwartz. All of the members of our Compensation Committee are independent directors.

Our Compensation Committee is authorized, among other duties and powers as provided for in its Charter, (attached as Exhibit 99.3 hereto and incorporated herein by reference) to:

  review and recommend the compensation arrangements for management, including the compensation for our chief executive officer;

  establish and review general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals;

  review at least annually our policy regarding the frequency and schedule for equity awards to employee and directors and make recommendations to the board of directors of such changes as the Compensation Committee deems appropriate; and

  annually review the compensation of directors and submit any recommendations for changes thereto to the board of directors.

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

Not applicable.

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

99.1                     Financial Statements

99.2                    Charter of the Audit Committee adopted on June 4, 2010

99.3                     Charter of the Compensation Committee adopted on June 4, 2010

*                     Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trim Holding Group

Dated: August 3, 2010
By: /s/ Louis Bertoli
Louis Bertoli
President and Chief Executive Officer Chairman of the Board of Directors

Dated: August 3, 2010
By: /s/ Nitin Amersey
Nitin Amersey
Chief Financial Officer, Corporate Secretary, Treasurer, and Director