Form 10-Q
period 2010-09-30
TRIM HOLDING GROUP
filed 2010-11-15
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

 TRANSITION REPORT UNDER SECTION 13 OR 15(d)

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

(989) 509-5954

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  No 

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer 	Accelerated Filer 

Non-accelerated Filer 	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  ☒

As of November 15, 2010, there were 8,260,000 shares of common stock, par value $0.0001, issued and outstanding.

1

Trim Holding Group

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
	(unaudited)
Current Assets:
Cash	$13,788	$29,289
Prepaid expense	23,138	8,000
Total Current Assets	36,926	37,289

Other Assets:
Deferred stock offering expenses	87,973	32,842
Patent, net of amortization	11,333,564	12,252,500
Total Other Assets	11,421,537	12,285,342

TOTAL ASSETS	$11,458,463	$12,322,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$32,467	$58,415
Due to stockholder/officer	280,334	-
Notes payable – Others	15,610	-
Total Current Liabilities	328,411	58,415

Commitments and Contingencies

Stockholders’ Equity:
Trim Holding Group Stockholders’ Equity:
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and outstanding on September 30, 2010
and December 31, 2009	192,500	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; 3,750,000 issued and outstanding on September 30, 2010 and December 31, 2009,
net of discount	12,252,500	12,252,500
Common stock par value $0.0001; 400,000,000 shares
authorized; 8,260,000 and 2,262,500 issued and outstanding on September 30, 2010
and December 31, 2009, respectively	826	226
Additional paid-in capital	42,138,582	139,182
Stock subscription receivable	(42,000,000)	-
Deficit accumulated during development stage	(1,454,361)	(320,192)
Total stockholders' equity attributable to Trim Holding Group	11,130,047	12,264,216

Noncontrolling interest	5	-
Total Stockholders’ Equity	11,130,052	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,458,463	$12,322,631
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					February 17, 2004
	For Three Months Ended		For Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Sales	$-	$-	$-	$-	$42,021
Cost of Goods Sold	-	-	-	-	36,419
Gross Profit	-	-	-	-	5,602

Operating Expenses:
General and administrative expenses	362,635	51,759	1,134,169	93,347	1,459,963
Total Operating Expenses	362,635	51,759	1,134,169	93,347	1,459,963

Net Loss	$(362,635)	$(51,759)	$(1,134,169)	$(93,347)	$(1,454,361)

Net Loss Per Share:
Basic and Diluted	$(0.06)	$(0.02)	$(0.32)	$(0.04)	$(0.6)

Weighted Average Shares
Outstanding Basic and Diluted	6,260,000	2,292,500	3,594,444	2,292,500	2,405,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			February 17,
			2004
	Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,134,169)	$(93,347)	$(1,454,361)
Adjustments to reconcile net loss to net cash
from operating activities:
Common Stock issued for services	-	-	10,000
Amortization expense	918,936	-	918,936
Changes in assets and liabilities:
Prepaid expenses	(15,138)	(17,002)	(23,138)
Accounts payable and accrued expenses	(25,948)	30,586	71,944
Net Cash Used in Operating Activities	(256,319)	(79,763)	(476,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	(3)	19,450
Net advances from stockholder/officer	280,334	79,479	543,315
Issuance of stock in subsidiary to noncontrolling interest	5	-	5
Proceeds from financing	20,301	-	20,301
Stock offering expenses	(55,131)	-	(87,973)
Payments of notes payable	(4,691)	-	(4,691)
Net Cash Provided by Financing Activities	240,818	79,476	490,407

NET CHANGE IN CASH	(15,501)	(287)	13,788

CASH
Beginning of the Period	29,289	843	-

End of the Period	$13,788	$556	$13,788

NON-CASH CASH FLOW INFORMATION:
Issuance of 6,000,000 shares of common stock
for subscription receivable	$42,000,000	$-	$42,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIM HOLDING GROUP

(formerly TNT Designs, Inc.)

(A Development Stage Company)

SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

References in this quarterly report on Form 10-Q to “we”, “our” or “the Company” refer collectively to Trim Holding Group and its wholly-owned and majority-owned subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Trim Holding Group (formerly TNT Designs, Inc.) (“Trim”) was incorporated on February 17, 2004 in the state of Delaware.  A substantial part of the Company’s activities were involved in developing a business plan to market and distribute scarves, handbags and other products.

On June 16, 2009, the majority interest in Trim was purchased in a private agreement by Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses.

On October 7, 2009, Trim merged with and into Trim Nevada, Inc., which became the surviving corporation.  The merger did not result in any change in the Company’s management, assets, liabilities, net worth or location of principal executive offices.  However, this merger changed the legal domicile from Delaware to Nevada where Trim Nevada, Inc. was incorporated.  Each outstanding share of TNT Designs, Inc. were automatically converted into one share of the common stock of Trim Nevada, Inc.

Pursuant to the merger, Trim changed its name from TNT Designs, Inc. to Trim Holding Group and announced the change in Trim’s business focus to health care and environmental quality sectors. The Company is specifically engaged in the business of developing and marketing our personal care massaging device, the Stimulating and Massaging Appliance.  The Company intends to commence commercial introduction of the Stimulating and Massaging Appliance in the 3rd quarter of 2011 by placing it in pharmacies.

Trim’s wholly-owned subsidiaries Trim Investments Corp (“Investments”) and Trim Trade Corp (“Trade”) and 95% owned subsidiary Trim Inventions Corp (“Inventions”) were formed on December 14, 2009, but no stock was issued until September 7, 2010.  Investments will hold the various investment activities that Trim plans to become involved with.  Trade will be the corporation that Trim’s goods are sold through.  Inventions will hold the patents and other inventions that Trim will acquire for production.

At September 30, 2010, the Company had not yet commenced operations.  Expenses incurred from February 17, 2004 (date of inception) through September 30, 2010 relate to the Company’s formation and general administrative activities.

The Company’s principal business objective for the next twelve (12) months, and beyond such time, will be to implement its business plan which includes the generation of operational revenues.

NOTE 2 - BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been included.  These financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2010.  Additionally, our operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010, or for any other period.

NOTE 3 – PRINCIPLES OF CONSOLIDTION

The Condensed Consolidated Financial Statements include the accounts of Trim and the subsidiaries, Investments, Inventions and Trade.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company.  The Company is still devoting substantially all of its efforts towards establishing the business and its planned principal operations have not yet commenced, but are planned to commence in the next six months.  All losses accumulated since inception have been considered part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from these estimates.

Patents

It is the Company’s policy to capitalize the costs associated with securing a patent.  The patents will be carried at cost less accumulated amortization, which is calculated on a straight-line basis over a period of 10 years, which is estimated as the asset’s useful life.  Accumulated amortization as of September 30, 2010 was $918,936 and as of December 31, 2009 was $0.

Long-lived Assets

Long-lived assets are evaluated for impairment when events occur or circumstances indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. When this occurs, an estimate of undiscounted cash flows is used to determine if the remaining balances are recoverable.

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

At September 30, 2010, there were no uncertain tax positions that require accrual.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period and the number of shares of common stock issuable upon assumed exercise of preferred stock and warrants that are not anit-dilutive.

For the nine-months ended September 30, 2010, the Company had outstanding preferred stock and warrants which were not included in the computation of loss per share because the shares would be anti-dilutive due to the net loss for the period.

For the nine-months ended September 30, 2009 there were no potential common stock equivalents outstanding.

Noncontrolling interests in Condensed Consolidated Financials Statements

The Company has adopted the amendments to ASC 810-10, “Consolidation” which govern the accounting for and reporting of noncontrolling interests in partially-owned subsidiaries.  Also, this standard requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the Condensed Consolidated Financial Statements; (2) losses be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest.

Recently Issued Accounting Pronouncements

None of the recent pronouncements affect the Company.

NOTE 5 - PATENTS

On December 31, 2009, the Company entered into a patent agreement with Allkey, Ltd. to obtain the full and exclusive right, title and interest in patents for a personal massaging device. Affiliates of Chief Executive Officer, majority shareholder and director, Louis Bertoli, own a minority interest of Allkey, Ltd. The patents purchased are for the United States, Canada and Mexico. In consideration for such patent rights, the Company issued 3,750,000 shares of Series 2 Class P-2 preferred stock (each USD $7.00 par value) of the Company. Additionally, the Company acquired the option to acquire the exclusive patent rights in 46 other countries.

The Company has the right to repurchase some or all of the shares for USD $7.00 per share ($26,250,000 for all the Series 2 Class P-2 preferred shares) on or before December 31, 2012. If the Company chooses not to repurchase the shares by such date, Allkey, Ltd. has the right to sell the shares to a third-party, subject to the Company’s right of first refusal. If the proceeds from such third-party sale are less than USD $26,250,000, then the Company is obligated to pay the difference to Allkey, Ltd.

The patent rights and preferred stock issued were recorded at their estimated fair value as determined using the “relief from royalty” valuation model that takes into account, among other items, projected future revenue of products covered by the patent rights, an assumed royalty rate that the Company would pay if it had licensed the technology covered by the patents, and an appropriate discount rate based on the Company’s estimated cost of capital. The initial fair value of the patent rights was determined to be $12,252,500 at December 31, 2009. As a result, the Series 2, Class P-2 Preferred stock has been recorded net of a discount of $13,997,500 to its par value of USD $7.00 per share as of September 30, 2010 and December 31, 2009.  Series 2, Class P-2 preferred stock can be converted to common stock in the ratio of 1:1.

NOTE 6 – NOTE PAYABLE – OTHER

During the quarter ended September 30, 2010, the Company entered into an agreement with a financing company to finance the cost of D&O executive and organization liability insurance premium.  The insurance policy is effective until July 30, 2011, and the unexpended portion of the premium cost was $22,598 as of September 30, 2010, which is included in prepared expenses as of that date.

Payments under the financing agreement are due in monthly installments of $2,344 including interest at 9.33% through April 30, 2011. The balance payable under the financing agreement was $15,610 and $0 at September 30, 2010 and December 31, 2009, respectively.

NOTE 7 – STOCK SUBSCRIPTION RECEIVABLE

On August 6, 2010, the Company entered into a Purchase Agreement with Allkey Ltd, where Allkey would purchase 6,000,000 shares of the Company’s Common Stock with warrants to purchase 9,000,000 shares of common stock (1.5 warrants per share) at $7.00 per share.  Also on August 6, 2010, the Company entered into a Registration Rights Agreement with Allkey, Ltd. where the Company would be required to register the 6,000,000 shares sold to Allkey so they may be sold in the market.

Allkey was issued the 6,000,000 shares in August, 2010, in accordance with the purchase agreement and is obligated to pay $7 per share for a total price of $42,000,000 payable in 7 tranches, the first one being due 30 days from the date of effectiveness of the Company’s Registration Statement on Form S-1 originally filed August 25, 2010 with the amended S-1 filed October 13, 2010.  As a result of this stock issuance the controlling interest in the company changed, with Allkey owning 73% of all issued and outstanding shares.

The Company will use the funds raised from the Purchase Agreement to fund its business plan and begin generating revenue.

NOTE 8 – RELATED PARTY TRANSACTIONS

A shareholder loaned the Company $280,334 during the nine-months ended September 30, 2010 to be used for working capital.  These advances are unsecured, non-interest bearing and due on demand.

In 2009, the Company issued 22,000 shares of Series 1, Class P-1 Preferred Stock (par value $8.75 per share) to Louis Bertoli (director and officer of the Company) in settlement of amounts owed to Mr. Bertoli totaling $192,500.  Series 1, Class P-1 Preferred Stock can be converted to Common Stock in the ratio of 1.25:1.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investment Holding LLC (affiliated party).  The affiliated party will provide office space, office identity and assist the Company with corporate, financial, administrative and management records.  During the three-months ended September 30, 2010 and 2009, the Company incurred expenses of $15,000 and $0, respectively, in relation to these services.  For the nine-months ended September 30, 2010 and 2009, the Company incurred expenses of $45,000 and $0, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (BCTAR) to do its stock transfers.  BCTAR is an affiliated party.  During the three-months ended September 30, 2010 and 2009, the Company incurred expenses of $1,237 and $111, respectively, in relation to these services.  For the nine-months ended September 30, 2010 and 2009, the Company incurred expenses of $11,190 and $2,290, respectively, in relation to these services.

A patent was purchased December 31, 2009 from a related party, as described in detail in Note 5.

NOTE 9 - SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date.

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

Overview

                References in this quarterly report to (“we”, “us”, “our”, the “Company”) refer to Trim Holding Group and its wholly-owned and majority-owned subsidiaries

Trim Holding Group is a development stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. (“TNT”). At the time of our inception, we were engaged in the business of marketing and distributing scarves, handbags and other products from India.  On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada. As part of the merger, we changed our name to Trim Holding Group.   Following the merger, we changed our business, and we are currently engaged in the business of developing and marketing our product, the Stimulating and Massaging Appliance.  The Stimulating and Massaging Appliance has been designed to stimulate and massage precise points on the human body.  It is intended for use by all ages.  We intend to commence commercial introduction of the Stimulating and Massaging Appliance to the marketplace in the 3rd quarter of 2011. We believe that this product has a competitive advantage over other similar products because of its unique design and action.

                We intend to enter the Stimulating and Massaging Appliance into the marketplace initially by seeking to contract with a chain of pharmacies to place our product on their shelves. We then will seek to contract with sportswear shops, footwear shops, hospitals, rest homes and nursing homes, welfare centers for disabled people, fairs, gyms, wealth centers, sports-related associations, including the martial arts community, and various other potential customers.

Our Subsidiaries

                Trim Investments Corp (“Trim Investments”), Trim Trade Corp (“Trim Trade”), and Trim Inventions Corp (“Trim Inventions”) were formed under the laws of the state of Nevada on December 14, 2009.  Upon issuance of stock on September 7, 2010 Trim Investments and Trim Trade became wholly owned subsidiaries and we own 95% of Trim Inventions; the other 5% is owned by Louis Bertoli, our CEO.

                Prior to September 7, 2010, Trim Investments, Trim Trade, and Trim Inventions did not have any assets or on-going operations.  As of September 7, 2010, Trim Trade, Trim Investments, and Trim Inventions each acquired cash assets totaling $1,000.  The manner in which our subsidiaries acquired the cash assets is described in the following paragraph.  None of our subsidiaries have current operations.

                On September 7, 2010, we contributed $50 to the capital of Trim Trade, $50 to the capital of Trim Investments and $45 to the capital of Trim Inventions.  Additionally, we loaned Trim Trade $950, Trim Investments $950, and Trim Inventions $905. On September 7, 2010, our CEO and President, Mr. Louis Bertoli, contributed $5 to the capital of Trim Inventions and loaned Trim Inventions $45.

Results of Operations

                As we are a development stage company, we are not yet operational; therefore, we do not have any operations to report at this time. Our focus has been on the development of our product and our business plan. All expenses to date have related to the development of our business plan, the purchase of the patent rights for the Stimulating and Massaging Appliance, and other expenses related to the daily operations of a public company.

                In the near term, we intend to implement our plan of operation through the proceeds received from Allkey under the Purchase Agreement. We believe that the funding we receive in connection with the Purchase Agreement will be sufficient to fund our operations for the next twelve (12) months.

                Our current business strategy is to focus on the placement of the Stimulating and Massaging Appliance in the United States, Canada and Mexico. Our primary goal is to achieve market share for our product, the Stimulating and Massaging Appliance. To implement this strategy, we intend to execute the following activities during the next twelve months:

Commercialize Our Products – Our primary focus for the 4th quarter of calendar year 2010 and through 2011 will be to build relationships with chain pharmacies and secure the necessary contracts for the production of the Stimulating and Massaging Appliance.

Expansion of Sales and Marketing Activities – We will continue to expand upon our marketing activities which have been focused toward the Stimulating and Massaging Appliance. We will engage in substantial media advertising and direct sales media campaigns to attract and secure consumers for our products.

▪

Construction of Corporate Campus – We have identified land on which to construct our corporate campus on and have negotiated the price for such land. At this point in time, however, we have not yet entered into a written agreement to purchase the land. In the event we are unable to enter into a written agreement for the purchase of the land, we will be unable to implement our business plan for the construction of a corporate campus. If we are able to secure a contract, it is our intention, however, to purchase the land and break ground in the 3rd quarter of 2011. It is our plan to construct a production facility as well as a corporate headquarters on our corporate campus.  We intend to contract with an outside contractor to manufacture the product until our production facility is complete.

Financial Condition, Liquidity and Capital Resources

                As of November 15, 2010, we had cash on hand of $13,886 and current liabilities of $98,633.

                On August 6, 2010, we entered into a purchase agreement ( the “Purchase Agreement”) with Allkey Ltd., a United Kingdom registered entity (“Allkey”), together with a registration rights agreement (the “Registration Rights Agreement”), whereby within ten (10) days of the execution date of the Purchase Agreement (the “Closing Date”), we agreed to sell to Allkey and Allkey agreed to purchase from us, at the price of US $7.00 per share, Six Million (6,000,000) shares of common stock (the “Shares”) and Nine Million (9,000,000) warrants (the “Warrants”) with each Warrant entitling Allkey the option to purchase one (1) share of our common stock at an exercise price of US $7.00 per share.  The Warrants will expire two years from the date of issuance. The total purchase price for the Shares and Warrants is Forty Two Million and No/100 dollars (US $42,000,000.00), payable in periodic tranches as directed by us over the course of a maximum seven month period (the “Periodic Payment”). The first Periodic Payment of Seven Million and No /100 Dollars (US $7,000,000.00) is due thirty (30) days after the effectiveness of the Registration Statement since the Purchaser exercised their rights pursuant to the Registrations Rights Agreement.

Inflation

                At this time, we do not believe that inflation and changes in price will have a material effect on operations.

Off-Balance Sheet Arrangements

                We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

                We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-Q due to limited accounting and reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

Changes in internal control over financial reporting.

                There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings.

                There are no legal proceedings that have occurred within the past five years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 1A.  Risk Factors.

                As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

                On August 6, 2010, we entered into a purchase agreement ( the “Purchase Agreement”) with Allkey Ltd., a United Kingdom registered entity (“Allkey”), together with a registration rights agreement (the “Registration Rights Agreement”), whereby within ten (10) days of the execution date of the Purchase Agreement (the “Closing Date”), we agreed to sell to Allkey and Allkey agreed to purchase from us, at the price of US $7.00 per share, Six Million (6,000,000) shares of common stock (the “Shares”) and Nine Million (9,000,000) warrants (the “Warrants”) with each Warrant entitling Allkey the option to purchase one (1) share of our common stock at an exercise price of US $7.00 per share.  The Warrants will expire two years from the date of issuance. The total purchase price for the Shares and Warrants is Forty Two Million and No/100 dollars (US $42,000,000.00), payable in periodic tranches as directed by us over the course of a maximum seven month period (the “Periodic Payment”).  The first Periodic Payment of Seven Million and No/100 Dollars (US $7,000,000.00) is due thirty (30) days after the effectiveness of the Registration Statement since the Purchaser exercised their rights pursuant to the Registrations Rights Agreement.

                On August 25, 2010, we filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”).  On October 13, 2010, we filed Pre-Effective Amendment No. 1 to the Registration Statement (“Amendment No. 1”) with the SEC.  Amendment No. 1 covers the resale by Allkey of up to 6,000,000 shares of our common stock at a fixed price of $10.20 per share for a period not to exceed 180 days from the effective date of the registration statement.  As of the date of the filing of this periodic report, Amendment No. 1 has not been deemed effective by the SEC.  As such, at this time, we are not required to disclose the information required by Rule 463 under Item 701(f), Use of Proceeds.

Affiliated Purchases of Common Stock

                None

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

                Not applicable.

Item 6. Exhibits.

                                                                                INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Purchase Agreement, by and between Trim Holding Group and Allkey Ltd., entered into on August 6, 2010.

*10.2	Registration Rights Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010.

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trim Holding Group

Dated: November 15, 2010	By:	/s/ Louis Bertoli
Louis Bertoli
President and Chief Executive Officer Chairman of the Board of Directors
Dated: November 15, 2010	By:	/s/ Nitin Amersey
Nitin Amersey Chief Financial Officer, Corporate Secretary, Treasurer, and Director

