Form 10-K
period 2010-12-31
TRIM HOLDING GROUP
filed 2011-04-15
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]         Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number: 333-121787

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

Common Stock, $0.0001 par value per share

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

{00184572. }

Yes    ☒          No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2010, was $563,750 (computed by reference to the price at which the registrant’s common stock was last sold).

As of April 15, 2011, the registrant had 2,255,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

TRIM HOLDING GROUP

2010 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2010 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

ITEM 1.	BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Trim Holding Group.

(a)	Business Background.

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

(b)	Recent Transactions.

On December 31, 2009, we entered into a patents assignment agreement (the “Patent Agreement”) with Allkey, Ltd., a United Kingdom registered entity (“Allkey”) whereby we obtained the full and exclusive right, title, and interest in patents for a personal massaging device in consideration for the payment of USD $26,250,000 to Allkey payable by issuing and delivering to them 3,750,000 Series 2, Class P-2 preferred shares.  The patents purchased were for the United States, Canada, and Mexico.  Additionally, we acquired the option to acquire the exclusive patent rights in 46 other countries.

                On August 6, 2010, we entered into a purchase agreement ( the “Purchase Agreement”) with Allkey, together with a registration rights agreement (the “Registration Rights Agreement”), whereby within ten (10) days of the execution date of the Purchase Agreement, we agreed to sell to Allkey and Allkey agreed to purchase from us, at the price of US $7.00 per share, Six Million (6,000,000) shares of common stock (the “Shares”) and Nine Million (9,000,000) warrants (the “Warrants”) with each Warrant entitling Allkey the option to purchase one (1) share of our common stock at an exercise price of US $7.00 per share.  Under the terms of the Purchase Agreement, the Warrants were to expire two years from the date of issuance, and the total purchase price for the Shares and Warrants would be Forty Two Million and No/100 dollars (US $42,000,000.00), payable in periodic tranches as directed by the Company over the course of a maximum seven month period.

                On August 25, 2010, we filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”).  On October 13, 2010, we filed Pre-Effective Amendment No. 1 to the Registration Statement (“Amendment No. 1”) with the SEC.  Amendment No. 1 covers the resale by Allkey of up to 6,000,000 shares of our common stock at a fixed price of $10.20 per share for a period not to exceed 180 days from the effective date of the registration statement.  However, on November 24, 2010, we filed a Form RW with the SEC to withdraw the Registration Statement as amended by Amendment No. 1 as we believe that withdrawal of the Registration Statement is consistent with the public interest and the protection of investors.

                On December 7, 2010, we entered into a rescission agreement (the “Rescission Agreement”) with Allkey whereby the Parties agreed to mutually rescind the Purchase Agreement and Registration Rights Agreement.  As a result of the Rescission Agreement, the Six Million (6,000,000) shares that were issued to Allkey were returned to the Company’s transfer agent, and the Nine Million (9,000,000) warrants that were issued to Allkey were cancelled.

                On December 9, 2010, we entered into a Redemption and Assignment Agreement (the “Assignment Agreement”) with Allkey whereby the parties agreed to terminate the Patent Agreement, as well as the options granted therein to acquire patent rights in certain other countries.  As a result of the termination of the Patent Agreement, the three million seven hundred fifty thousand (3,750,000) Series 2, Class P-2 preferred shares that were issued to Allkey in consideration for the assignment of the patent rights were redeemed by the Company, and the patent rights acquired by the Company under the Patent Agreement were assigned back to Allkey.

(c)	Business of Issuer.

Following the execution and consummation of the transactions contemplated by the Rescission Agreement and Assignment Agreement, we are now focused on acquiring new products and businesses in the Health Care and Environmental Quality sectors; however, as we are presently in the process of identifying products and sub markets, our business plan is subject to change.  We have not identified manufacturing processes, sales and distribution strategies, personnel needs or any related costs.

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

                On December 20, 2010, after termination of the Patent Agreement, the Company’s subsidiaries each repaid their respective loans to the parent company. The Company closed the subsidiaries with the State of Nevada.

Employees

We have commenced only limited operations; therefore, we have no full-time employees. Our officers, Louis Bertoli and Nitin Amersey, and our directors, Louis Bertoli, Nitin Amersey, John B. Mitchell, Roger R. Schwartz, and John Dunlap, III, provide services to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.

Research and Development Expenses

We have not incurred any expenses with respect to research and development activities up to this point in time.

Government Regulation and Standards

Because we have not specifically identified our other products or markets (other than our intent to evaluate entrance into the Environmental Quality sector generally), we are not specifically aware at this time of any existing or probable government regulations that might affect the operation of our business.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws. However, Federal, state, local and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for products in our industry. In addition, while we anticipate initially hiring third parties to manufacture our products, certain of our future operations may be subject to Federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes.  We have not yet and do not currently expect to make significant capital expenditures in order to comply with applicable environmental laws and regulations.  We cannot predict with certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  We do not have insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future unless needed due to new or evolved business plans.

ITEM 1A.	RISK FACTORS

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not currently lease or own any real property. We currently maintain our corporate offices at 300 Center Avenue Suite 202, Bay City, MI 48708. At this time, there is no cost to us to use our current offices.

We are not presently subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Before we effectuated the merger (as described herein in the Business Background Section) on October 7, 2009, we traded on the OTC Bulletin Board under the name TNT Designs, Inc. and trade symbol “TNTD”. After the merger, we changed our name and business and are now trading on the OTC Bulletin Board under the trade symbol “TRHG”. On February 23, 2010, we were delisted from the OTC Bulletin Board due to non-timely filings of periodic reports; presently, we are quoted on the Pink Sheets (OTCQB). Because we have been operating under our new trade symbol for a short duration of time and have not commenced operations of our new business nor have we generated revenue from the new business, we have not experienced any market activity up to this point in time.

Security Holders

As of April 15, 2011, there were 2,255,000 common shares outstanding which were held by approximately 414 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all of our future earnings to finance the growth and development of our business.

Transfer Agent

Bay City Transfer Agency and Registrar, Inc. is currently serving as our transfer agent.

Common Stock

We are authorized to issue 400,000,000 shares of common stock with a par value of $0.0001, of which 2,255,000 shares are issued and outstanding as of April 15, 2011. Each holder of our shares of our common stock is entitled to one (1) vote per share on all matters to be voted upon by the stockholders, including the election of directors. The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights. There is no provision in our Articles of Incorporation or By-laws that would delay, defer or prevent a change in control of our Company.

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock. We have designated 25,000,000 shares of our preferred stock as Series 1, Class P-1 stock with a par value of $8.75 per share (“Class 1 Shares”). We have designated 75,000,000 shares of Series 2, Class P-2 stock with a par value of $7.00 per share (“Class 2 Shares”).

22,000 Series 1 Class P-1 Shares (as defined herein) are issued and outstanding as of April 15, 2011.

Each Class 1 Share has voting right equivalent to 100 shares of common stock and is convertible into 1.25 shares of common stock at the discretion of its holder. Each Class 2 share has voting rights equivalent to 1 share of common stock and is convertible into one share of common stock at the discretion of its holder.

Our board of directors has the right, without shareholder approval, to issue preferred shares. As a result, these preferred shares could be issued quickly and easily, negatively affecting the rights of holders of common shares and could be issued with the intent to delay or prevent a change in control or make removal of management more difficult. Because we may issue up to 100,000,000 shares of preferred stock in order to raise capital for our operations, your ownership interest may be diluted, resulting in your percentage of ownership in us decreasing.

Recent Sales of Unregistered Securities

                On August 6, 2010, we entered into a purchase agreement ( the “Purchase Agreement”) with Allkey, together with a registration rights agreement (the “Registration Rights Agreement”), whereby within ten (10) days of the execution date of the Purchase Agreement, we agreed to sell to Allkey and Allkey agreed to purchase from us, at the price of US $7.00 per share, Six Million (6,000,000) shares of common stock (the “Shares”) and Nine Million (9,000,000) warrants (the “Warrants”) with each Warrant entitling Allkey the option to purchase one (1) share of our common stock at an exercise price of US $7.00 per share.  Under the terms of the Purchase Agreement, the Warrants were to expire two years from the date of issuance, and the total purchase price for the Shares and Warrants would be Forty Two Million and No/100 dollars (US $42,000,000.00), payable in periodic tranches as directed by the Company over the course of a maximum seven month period.

                On August 25, 2010, we filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”).  On October 13, 2010, we filed Pre-Effective Amendment No. 1 to the Registration Statement (“Amendment No. 1”) with the SEC.  Amendment No. 1 covers the resale by Allkey of up to 6,000,000 shares of our common stock at a fixed price of $10.20 per share for a period not to exceed 180 days from the effective date of the registration statement.  However, on November 24, 2010, we filed a Form RW with the SEC to withdraw the Registration Statement as amended by Amendment No. 1 as we believe that withdrawal of the Registration Statement is consistent with the public interest and the protection of investors.

                On December 7, 2010, we entered into a rescission agreement (the “Rescission Agreement”) with Allkey whereby the Parties agreed to mutually rescind the Purchase Agreement and Registration Rights Agreement.  As a result of the Rescission Agreement, the Six Million (6,000,000) shares that were issued to Allkey were returned to the Company’s transfer agent, and the Nine Million (9,000,000) warrants that were issued to Allkey were cancelled.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a)	Liquidity and Capital Resources.

We are a development stage company focused on developing our business in the Health Care and Environmental Quality sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors. As we have not commenced material operations, we have not earned any revenues.

As of April 15, 2011, we had cash on hand of $23.59 and current liabilities of $53,596.58.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We have incurred losses since inception and our ability to continue as a going‑concern depends upon our ability to develop profitable operations and to continue to raise adequate financing.  We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

                There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

(b)	Results of operations.

As we are a development stage company, we are not yet operational; therefore, we do not have any operations to report at this time. Our focus has been on the development of our business plan. All expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company.

(c)	Off-balance sheet arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

(d)	Inflation.

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

(e)	Quantitative and Qualitative disclosures About Market Risk.

We do not have any market risk sensitive instruments at this moment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Trim Holding Group

We have audited the accompanying consolidated balance sheets of Trim Holding Group as of 31 December 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended 31 December 2010 and 2009. Trim Holding Group’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trim Holding Group as of 31 December 2010 and 2009 and the results of its consolidated operations, stockholders' deficit, and its cash flows for the years ended 31 December 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant cumulative operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants

Markham, Canada

13 April 2011

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

Current Assets:
Cash	$5,736	$29,289
Prepaid expense	16,106	8,000
Total Current Assets	21,842	37,289

Other Assets:
Intanigible assets of discontinued operations	-	12,285,342
Total Other Assets	-	12,285,342

Total Assets	$21,842	$12,322,631

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$60,919	$58,415
Advances from stockholder	338,039	-
Notes payable	8,578	-
Total Current Liabilities	407,536	58,415

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding on December 31, 2010, 2010 and December 31, 2009	192,500	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding on December 31, 2010 and December 31, 2009,
net of discount	-	12,252,500
Common stock par value $0.0001; 400,000,000 shares
authorized; 2,260,000 and 2,262,500 issued and outstanding on
December 31, 2010 and December 31, 2009, respectively	226	226
Additional paid-in capital	139,182	139,182
Deficit accumulated during the development stage	(717,602)	(320,192)
Total Stockholders' (Deficit) Equity	(385,694)	12,264,216

Total Liabilities and Stockholders' (Deficit) Equity	$21,842	$12,322,631
The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31	December 31,
	2010	2009	2010

Sales	$-	$-	$42,021
Cost of Goods Sold	-	-	36,419
Gross Profit	-	-	5,602

Operating Expenses:
General and administrative	213,692	168,872	539,486
Total Operating Expenses	213,692	168,872	539,486

Loss from Continuing Operations	(213,692)	(168,872)	(533,884)

Loss from Discontinued Operations	(183,718)	(35,229)	(183,718)

Net Loss	$(397,410)	$(204,101)	$(717,602)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.09)	$(0.09)	$(0.28)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	4,260,833	2,275,000	2,544,398

The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 2004) TO DECEMBER 31, 2010

									Deficit
									Accumulated
	Preferred Stock		Preferred Stock				Additional	Stock	During The	Total
	Series 1, Class P-1		Series 2, Class P-2		Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Receivable	Stage	Deficit

Sale of common stock to officer, at $0.0001,
per share (February 17, 2004)	-	$-	-	$-	2,000,000	$200	$-	$-	$-	$200

Sale of common stock under private placement,
at $0.10, per share, (March to May 2004)	-	-	-	-	100,000	10	9,990	-	-	10,000

Stock issued for services at $0.10, per share,
(December 2004)	-	-	-	-	100,000	10	9,990	-	-	10,000

Sale of sommon stock sold under private	-	-
placement, at $0.10, per share, (March 2005)			-	-	92,500	9	9,241	-	-	9,250

Officer advances and accrued expenses discharged	-	-	-	-	(30,000)	(3)	109,961	-	-	109,958

Stock issued to officer to satisfy debt at $8.75
per share (December 4, 2009)	22,000	192,500	-	-	-	-	-	-	-	192,500

Stock issued as consideration for patent agreement
at $7.00 per share (December 31, 2009), net of discount	-	-	3,750,000	12,252,500	-	-	-	-	-	12,252,500

Cancellation of shares by Board approval
(May 27, 2010)	-	-	-	-	(2,500)	-	-	-	-	-

Stock issued for subscription receivable	-	-	-	-	6,000,000	600	41,999,400	(42,000,000)	-	42,000,000

Cancellation of stock issues for subscription receivable					(6,000,000)	(600)	(41,999,400)	42,000,000		(42,000,000)
December 6, 2010

Cancellation of stock issued as consideration for patent
agreement, December 6, 2010			(3,750,000)	(12,252,500)						(12,252,500)

Net loss for the period from inception (February 17, 2004)
to December 31, 2010	-	-	-	-	-	-	-	-	(717,602)	(717,602)

Balance as of December 31, 2010	22,000	$192,500	-	$-	2,260,000	$226	$139,182	$-	$(717,602)	$(385,694)

The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31,	December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(397,410)	$(204,101)	$(717,602)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Deferred stock offering expenses	32,842		32,842
Adjustments for changes in working capital:
Prepaid expenses	(8,106)	(8,000)	(16,106)
Accounts payable and accrued expenses	2,504	41,414	60,919
CASH USED IN OPERATING ACTIVITIES	(370.170)	(170,687)	(629.947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	19,450
Advances from stockholder	338,039	(70,482)	338,039
Advances from officers forgiven	-	109,958	109,958
Stock issued in settlement of debt	-	192,500	192,500
Deferred stock offering expenses			(32,842)
Proceeds from notes payable	8,578	-	8,578
CASH PROVIDED BY FINANCING ACTIVITIES	346,617	199,134	635,683

NET (DECREASE) INCREASE IN CASH	(23,553)	28,447	5,736

CASH - BEGINNING OF YEAR	29,289	842	-

CASH - END OF YEAR	$5,736	$29,289	$5,736

The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP

(formerly TNT Designs, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

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

Trim’s wholly-owned subsidiaries Trim Investments Corp (“Investments”) and Trim Trade Corp (“Trade”) and 95% owned subsidiary Trim Inventions Corp (“Inventions”) were formed on December 14, 2009. Investments will hold the various investment activities that Trim plans to become involved with.  Trade will be the corporation that Trim’s goods are sold through. Inventions will hold the patents and other inventions that Trim will acquire for production.

In December 2010, the Company re-evaluated its plans and decided to terminate its arrangements with Allkey Limited by cancelling the patent and funding agreements.  In addition the Company determined it no longer needed its subsidiaries, and as such, all three subsidiaries were dissolved.

At December 31, 2010, the Company had not yet commenced operations.  Expenses incurred from February 17, 2004 (date of inception) through December 31, 2010 relate to the Company’s formation and general administrative activities.

Basis of Presentation

The accompanying consolidated financial statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”).

NOTE 2 – GOING CONCERN

Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These include:

1)            Recurring operating losses

2)            Stockholders’ deficiency

3)            Working capital deficiency

4)            Adverse key financial ratios

The continuation of the Company as a going concern is dependent upon its ability to raise additional financing and ultimately attain and maintain profitable operations from commercialization of its intellectual property.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not yet commenced, but are planned to commence in the next twelve months. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

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

Impairment of Long-lived Assets

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

At December 31, 2010, there were no uncertain tax positions that required accrual.

Net Loss per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period and the number of shares of common stock issuable upon assumed exercise of preferred stock and warrants.

For the year ended December 31, 2009 there were no outstanding instruments having a dilutive effect.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements affect the Company.

NOTE 4 – INTANGIBLE ASSETS OF DISCONTINUED OPERATIONS

On December 31, 2009, the Company entered into a patent agreement with Allkey, Ltd. to obtain the full and exclusive right, title and interest in patents for a personal massaging device. Affiliates of Chief Executive Officer, majority shareholder and director, Louis Bertoli, own a minority interest of Allkey, Ltd. The patents purchased are for the United States, Canada and Mexico. In consideration for such patent rights, the Company issued 3,750,000 shares of Series 2 Class P-2 preferred stock (each $7.00 par value) of the Company. Additionally, the Company acquired the option to acquire the exclusive patent rights in 46 other countries.

The Company has the right to repurchase some or all of the shares for $7.00 per share ($26,250,000 for all the Series 2 Class P-2 preferred shares) on or before December 31, 2012. If the Company chooses not to repurchase the shares by such date, Allkey, Ltd. has the right to sell the shares to a third-party, subject to the Company’s right of first refusal. If the proceeds from such third-party sale are less than $26,250,000, then the Company is obligated to pay the difference to Allkey, Ltd.

The patent rights and preferred stock issued were recorded at their estimated fair value as determined using the “relief from royalty” valuation model that takes into account, among other items, projected future revenue of products covered by the patent rights, an assumed royalty rate that the Company would pay if it had licensed the technology covered by the patents, and an appropriate discount rate based on the Company’s estimated cost of capital. The initial fair value of the patent rights was determined to be $12,252,500 at December 31, 2009. As a result, the Series 2, Class P-2 Preferred stock has been recorded net of a discount of $13,997,500 to its par value of $7.00 per share as of September 30, 2010 and December 31, 2009.  Series 2, Class P-2 Preferred stock would be converted to common stock in the ratio of 1:1.

In December 2010, the Company and Allkey mutually agreed to rescind the patent agreement. Accordingly, since the transaction was not consummated, recording of the patents was reversed. All preferred and common shares were returned to the Company’s transfer agent and the related warrants were cancelled.

NOTE 5 – NOTE PAYABLE

During the year ended December 31, 2010 the Company entered into an agreement with a financing company to finance the cost of D&O executive and organization liability insurance premium. The insurance policy is effective until July 30, 2011 and the unexpended portion of the premium was $8,578 as of December 31, 2010 which is included in prepared expenses as of that date.

Payments under the financing agreement are due in monthly installments of $2,344 including interest at 9.33% through April 30, 2011. The balance payable under the financing agreement was $9,376 and $0 at December 31, 2010 and December 31, 2009, respectively.

NOTE 6 – CAPITAL STOCK

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

                    On December 31, 2009, the Company entered into a patent agreement with Allkey, Ltd. to obtain the patents for a personal massaging device. In consideration for such patent rights, the Company contracted to pay $26,500,000 to Allkey, Ltd., payable by issuing and delivering to them 3,750,000 Series 2, Class P-2 preferred shares (each $7.00 par value) of the Company. The Company has the right to repurchase some or all of the shares for $26,250,000 on or before December 31, 2012. If the Company chooses not to repurchase all of the shares by such date, Allkey, Ltd. has the right to sell the shares to a third-party (subject to the Company's right of first refusal).  If the proceeds from such third-party sale are less than $26,250,000, then the Company is obligated to pay the difference to Allkey, Ltd.

                On May 27, 2010, the Board approved cancellation of 2,500 common shares, which were returned to the Company’s transfer agent.

On August 6, 2010, the Company entered into a purchase agreement with Allkey Ltd, where Allkey would purchase 6,000,000 shares of the Company’s common stock with 1.5 warrants attached to each share.  The warrants issued with the common stock can be converted into 9,000,000 share of Common Stock if all warrants are exercised. Allkey is obligated to pay $7.00 per share for a total price of $42,000,000 payable in 7 tranches, the first one being due 30 days from the date of the SEC approval of the Company’s registration statement, S-1 originally filed August 25, 2010. As a result of this stock issuance the controlling interest in the company changed, with Allkey owning 73% of all issued and outstanding shares.

On October 13, 2010, we filed an amendment to the registration statement with the SEC, which updates the purchase price of the 6,000,000 shares and 9,000,000 warrants from $7.00 to $10.20 per share.

                On December 7, 2010, we entered into a rescission agreement with Allkey whereby the parties agreed to mutually rescind the patent and purchase agreements. As a result of the rescission agreement, the 3,750,000 Series 2, Class P-2 preferred shares and 6,000,000 common shares that were issued to Allkey were returned to the Company’s transfer agent, and the 9,000,000 warrants were cancelled.

NOTE 7 – RELATED PARTY TRANSACTIONS

The current majority shareholder loaned the Company $338,039 during the year ended December 31, 2010 to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

In 2009, the Company issued 22,000 shares of Series 1, Class P-1 preferred stock (par value $8.75 per share) to Louis Bertoli (director and officer of the Company) in settlement of amounts owed to Mr. Bertoli totaling $192,500.  Series 1, Class P-1 preferred stock can be converted to common stock in the ratio of 1.25:1.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investment Holding LLC, a company controlled by a director (“Amersey”).  Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records.  For the year ended December 31, 2010 and 2009, the Company incurred expenses of $60,000 and $9,000, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. BCTAR is a company controlled by a director.  For the year ended December 31, 2010 and 2009, the Company incurred expenses of $11,190 and $2,290, respectively, in relation to these services.

A patent was purchased December 31, 2009 from a related party, as described in detail in Note 5, and terminated in December 2010.

NOTE 8 – SUBSEQUENT EVENTS

Events that have occurred subsequent to December 31, 2010 have been evaluated through the date of this audit report. There have been no subsequent events that occurred during such period that would require disclosure in these consolidated financial statements or would be required to be recognized in the consolidated financial statements as of or for the year ended December 31, 2010.

NOTE 9 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions.

As discussed in note 5, during December 2010, management determined it would be in the best interest of the Company to terminate its relationship with Allkey Limited and their associated patent rights. Subsequent to the termination of this agreement, the Company did not have any continuing involvement with regards to this business segment.

Summarized financial information for discontinued operations for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Operating Expenses
General and administrative	183,718	35,229
Total Operating Expenses	183,718	35,229
Net Loss From Discontinued Operations	$(183,718)	$(35,229)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 6, 2011, the Company dismissed its independent registered public accounting firm UHY, LLP (“UHY”) and engaged DNTW Chartered Accountants, LLP as the Company’s new and current independent registered public accountants. There were no disagreements between the Company and UHY regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-K due to limited accounting and reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

                None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our current executive officers and directors and their ages are as follows:

Name                                         Age                         Position

Louis Bertoli                               36                          Chairman of the Board, President, CFO and CEO

Nitin Amersey                            59                          Director, Corporate Secretary and Treasurer

John B. Mitchell                         60                          Director

Roger R. Schwartz                     59                          Director

John Dunlap, III                        51                          Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Louis Bertoli, age 36, was appointed Chairman of the Board, Chief Executive Officer and President in June 2009.  Mr. Bertoli was appointed Chief Financial Officer of Trim Holding Group in 2011.  Mr. Bertoli received a degree as a professional Surveyor in Brescia, Italy. Subsequently Mr. Bertoli devoted his full time to the companies held by his family, which focus on the developments of new innovative technologies in the health care industries. Mr. Bertoli has over 5 years of experience in these sectors.

Nitin Amersey, age 59, has over thirty-six years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003. Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman of ESW’s Board through to January 2010. In addition to his service as a board member of Environmental Services Worldwide, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm since 1978. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001 and has served as chairman of Midas Touch Global Media Corp. from 2005 to the present. He is also Chairman of Hudson Engineering Industries Pvt. Ltd. and of Trueskill Technologies Pvt. Ltd., private companies domiciled in India. He is a director and former CFO of the Trim Holding Group, and the Chairman of ABC Acquisition Corp. 1502, both public corporations. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey is also the owner of Langford Business Services LLC. Mr. Amersey has a Master of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investments LLC. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director’s Institute. Mr. Amersey was the CEO of ABC Acquisition Corp 1501 from July 10, 2009 to June 1, 2010.  Since June 1, 2010, Mr. Amersey has served as the CEO of ABC Acquisition Corp 1505.  Mr. Amersey has also served as the Managing/Member of Amersey Damoder LLC.

John B. Mitchell, age 60, is a Professor of Finance at Central Michigan University since 1975. Mr. Mitchell is also the Founder and President of the Chippewa Watershed Conservancy, a land trust operating in Clare, Isabella, Gratiot, Mecosta, and Montcalm counties of Michigan. Mr. Mitchell has co-authored articles such as, “Financial Implications of Accounting for Human Resources Using a Liability Model” published in the Journal of Human Resource Costing & Accounting, 2008 volume 12; “Publication vs. Citation: Impact on Scholarly Contribution” published in Advances in Financial Education, Fall 2005; “Citation Patterns in the Finance Literature” published in Financial Management 30, Autumn 2001; and the “Stock Market Reaction to Plant Closings” published in American Journal of Business, 1993 volume 8.

Roger R. Schwartz, age 59, was employed by the Dow Chemical Company for over 30 years. While employed with Dow Chemical Company, Mr. Schwartz held a number of positions in sales, marketing, and business management. Mr. Schwartz retired from the position of Business Vice President for Dow Chemical Company’s Polyethylene Business in 2009. Mr. Schwartz also served on the Board of Directors for Univation, a joint venture technology licensing company owned equally between Dow Chemical and Exxon Mobil, from 2008 - 2009. Additionally, Mr. Schwartz served on the Board of Directors for Petromont, a Montreal petrochemical company, from 2002 – 2004.

John Dunlap, III, age 51, currently owns Dunlap Group, a California-based advocacy and consulting firm since 2007. Additionally, Mr. Dunlap has served on the Board of Directors of

Environmental Solutions Worldwide Inc. (ESW) since 2007. He previously served as President and CEO of the 20,000 member California Restaurant Association (CRA) from 1998 to 2004. In 2003, he was appointed by California Governor Gray Davis to serve as Chairman of the State Compensation Insurance Fund (SCIF). Mr. Dunlap also served five years in California Governor Pete Wilson's Administration as Chairman of the Board of Directors of the California Air Resources Board (CARB) from 1994 to 1999, as well as serving as the Chief Deputy Director of the California Department of Toxic Substances Control from 1993 to 1994. Prior to his state service, Mr. Dunlap worked for the South Coast Air Quality Management District for over 11 years serving as Public Advisor. He also worked for California Congressman Jerry Lewis (R-Redlands), former House Appropriations Committee Chairman. Additionally, Mr. Dunlap served as a Commissioner and Executive Committee member of the California Travel and Tourism Commission, where he was involved in the planning and implementation of the state's marketing and advertising program. Mr. Dunlap has been active with the California Travel Industry Association (CALTIA) serving as Chairman in 2002 and serving as the long-time Chair of their CALTIA Political Action Committee. Mr. Dunlap also has served on the Board’s of the National Restaurant Association, the California Taxpayer’s Association and the American Red Cross.

Directors

Our bylaws authorize no less than one (1) and no more than (11) directors. We currently have five Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Significant Employees

We have no significant employees other than our officers.

Director or Officer Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to one of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

While we are not at this time required to have our board comprised of a majority of “independent directors” as we are not subject to the listing requirements of any national securities exchange or association, all members of our board of directors other than Louis Bertoli, our CEO, and Nitin Amersey, our CFO, meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Committee of the Board of Directors

Our board of directors has established three standing committees: (1) the Compensation Committee, (2) the Audit Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the board of directors and which will be available upon request to us.

Compensation Committee

Our board of directors has established a Compensation Committee, comprised of Mr. Dunlap and Mr. Schwartz.  All of the members of our Compensation Committee are independent directors.

Our Compensation Committee is authorized, among other duties and powers as provided for in its Charter, to:

•	review and recommend the compensation arrangements for management, including the compensation for our chief executive officer;

•	establish and review general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals;

•

review at least annually our policy regarding the frequency and schedule for equity awards to employee and directors and make recommendations to the board of directors of such changes as the Compensation Committee deems appropriate; and

•	annually review the compensation of directors and submit any recommendations for changes thereto to the board of directors.

Audit Committee

Our board of directors has established an Audit Committee, comprised of Mr. Mitchell and Mr. Schwartz.  Both of the members of our Audit Committee are independent directors. Mr. Mitchell serves as chairman of the Audit Committee. Our board of directors has determined that Mr. Mitchell is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee is authorized, among other duties and powers as provided for in its Charter, to:

•	provide assistance to our board of directors in its oversight of the integrity of our accounting and financial reporting processes and of the audits of our financial statements;

•	provide assistance to our board of directors in its oversight of our compliance with legal and regulatory requirements;

•	provide assistance to our board of directors in its oversight of our outside auditor’s independence and qualifications;

•	provide assistance to the board of directors in its oversight of the performance of our internal audit function and outside auditors;

•	directly appoint, retain or terminate, compensate, and oversee and evaluate our outside auditors, and to approve all audit engagement fees and terms;

•

prior to the initial engagement of any public accounting firm to be our outside auditors, to obtain and review a written report from such firm regarding all relationships between such firm or its affiliates and the Company or persons in a financial reporting oversight role at the Company;

•	pre-approve and/or adopt policies governing audit committee pre-approval of, all audit services to be provided by our outside auditor;

•	pre-approve and/or adopt policies governing audit committee pre-approval of, all permitted non-audit services and related fees to be provided by the outside auditors;

•	review with management, our outside auditors and our internal auditors the adequacy of our internal controls, including computerized information system controls and security; and

•

review with management, our outside auditors and our internal auditors any related significant finding and recommendations of the outside auditors and/or the internal auditors together with managements responses thereto.

Nominating and Corporate Governance Committee

Our board of directors has established a Nominating and Corporate Governance Committee, comprised of Mr. Dunlap, Mr. Schwartz, and Mr. Mitchell, each of whom is an independent director of the Company. Mr. Dunlap serves as chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is authorized, among other duties and powers as provided for in our Committee Authority and Responsibilities Policy to:

•	identify and nominate members of the board of directors;

•	oversee the evaluation of the board of directors and management;

•	evaluate and make recommendations to our board of directors concerning the size and structure of the board;

•	evaluate the performance of the members of the board of directors;

•	make recommendations to the board of directors as to the structure, composition and functioning of the board of directors and its committees; and

•	periodically review corporate governance trends and where appropriate, make recommendations to the Board of Directors on the governance of the Company.

We have no formal policy regarding board diversity. Our Nominating and Corporate Governance Committee and board of directors may therefore consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. Our Nominating and Corporate Governance Committee’s and board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members and professional and personal experiences and expertise relevant to our growth strategy.

Code of Ethics

On June 4, 2010, we adopted a code of ethics that applies to our officers, directors and employees. We have filed a copy of our code of ethics as an exhibit to the registration statement of which this prospectus is a part. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Related Persons Transactions Policy

On June 4, 2010, we adopted a written Related Party Transaction Policy for the review, approval and ratification of transactions involving the “related parties” of Trim Holding Group. In each case, related parties includes directors and nominees for director, executive officers and immediate family members of the foregoing, as well as security holders known to beneficially own more than five percent of our common stock. The policy covers any transaction, arrangement or relationship, or series of transactions, arrangements or relationships, in which we were, is or will be a participant and in which a related party has any direct or indirect interest.  The policy is administered by our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

Since our incorporation on February 17, 2004 and subsequent merger and re-domicile on October 7, 2009, we have not compensated any of our officers, directors or employees. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 15, 2011, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,255,000 shares of our common stock and issued and outstanding as of April 15, 2011.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned	Number of Shares of Series 1, Class P-1 Preferred Stock	Percent	Number of Shares of Series 1, Class P-2 Preferred Stock	Percent

Louis Bertoli (1)(3)	1,990,000	88.2%	22,000	-	-	-
Nitin Amersey (2)	5,100	*	-	-	-	-
John B. Mitchell (4)	500	*	-	-	-	-
Roger R. Schwartz (5)	500	*	-	-	-	-
John Dunlap, III (6)	500	*	-	-	-	-
All directors and executive officers as a group (5 people)	1,996,600	88.5%	-	-	-	-

* Less than 1%

(1)  Mr. Bertoli is our Chairman of the Board and President and Chief Executive Officer of Trim Holding Group.

(2) Mr. Amersey is a director, Corporate Secretary and Treasurer of Trim Holding Group.

(3)  On December 4, 2009, the Company issued Mr. Bertoli 22,000 shares of Series 1 Class P-1 Shares.  Each share of preferred stock is convertible into 1.25 shares of common stock. These shares, if converted, would increase Mr. Bertoli’s common shares held to 2,017,500 and result in his percentage ownership increasing to 88.2%.

(4)  Mr. Mitchell is a director of Trim Holding Group.

(5)  Mr. Schwartz is a director of Trim Holding Group.

(6)  Mr. Dunlap is a director of Trim Holding Group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Amersey Investments LLC has been engaged to provide consulting services to us for the next 2 calendar years for a monthly fee of $5,000.00.  Mr. Nitin Amersey is a principal of Amersey Investments LLC.  Mr. Amersey also serves as an executive officer and director of our Company.

                Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-X.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 7, 2009, UHY LLP (“UHY”) was engaged as the Company's new independent registered public accountants.

On April 6, 2011, the Company dismissed UHY as its independent registered public accounting firm and engaged DNTW Chartered Accountants, LLP as the Company’s new and current independent registered public accountants.

The following table sets forth the aggregate fees billed to us by UHY and DNTW, the Company’s independent registered public accounting firms during the fiscal years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees (1)	$48,250	$32,000
Audit Related Fees (2)		5,000
Tax Fees (3)
All Other Fees (4)
Total Fees paid to auditor	$48,250	$37,000

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2010 and 2009.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved.  Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed. The Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management. The tax services represent $0, or 0% of the total for audit related fees, tax fees and all other fees paid during the fiscal years ending December 31, 2010.

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

(c)	Not applicable.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Patents Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 31, 2009

*10.2	Purchase Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.3	Registration Rights Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.4	Rescission Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 7, 2010

*10.5	Redemption and Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 9, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trim Holding Group

Dated: April 15, 2011	By:	/s/ Louis Bertoli
Louis Bertoli
CEO, CFO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli	President, Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), and Chairman of the Board of Directors	April 15, 2011
Louis Bertoli
/s/ Nitin Amersey	Corporate Secretary and Treasurer, Director	April 15, 2011
Nitin Amersey
/s/ John B. Mitchell	Director	April 15, 2011
John B. Mitchell
/s/ Roger R. Schwartz	Director	April 15, 2011
Roger R. Schwartz
/s/ John Dunlap, III	Director	April 15, 2011
John Dunlap, III