Form 10-Q
period 2011-03-31
TRIM HOLDING GROUP
filed 2011-05-23
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 23, 2011, there were 2,255,000 shares of common stock, par value $0.0001, issued and outstanding.

TRIM HOLDING GROUP

FORM 10-Q

2

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$3,669	$5,736
Prepaid expense	16,106	16,106
Total Current Assets	19,775	21,842

Total Assets	$19,775	$21,842

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$67,083	$60,919
Advances from stockholder	353,039	338,039
Notes payable	2,344	8,578
Total Current Liabilities	422,466	407,536

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding on December 31, 2010, 2010 and December 31, 2009	192,500	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding on December 31, 2010 and December 31, 2009,
net of discount	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 2,260,000 and 2,262,500 issued and outstanding on
December 31, 2010 and December 31, 2009, respectively	226	226
Additional paid-in capital	139,182	139,182
Deficit accumulated during the development stage	(734,599)	(717,602)
Total Stockholders' (Deficit) Equity	(402,691)	(385,694)

Total Liabilities and Stockholders' (Deficit) Equity	$19,775	$21,842

The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				For the Period
				From Inception
	For the Three	For the Three		(February 17,
	Months Ended	Months Ended		2004) to
	March 31,	March 31,		March 31,
	2011	2010		2011

Sales	$-	$-		$42,021
Cost of Goods Sold	-	-		36,419
Gross Profit	-	-		5,602

Operating Expenses:
General and administrative	16,997	371,146		556,558
Total Operating Expenses	16,997	371,146		556,558

Loss from Continuing Operations	(16,997)	(371,146)		(550,956)

Loss from Discontinued Operations	-	-		(183,718)

Net Loss	$(16,997)	$(371,146)		$(734,674)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.01)	$(0.16)	$

Weighted Average Number of Shares
Outstanding - Basic and Diluted	2,260,000	2,265,000

The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Three	For the Three	(February 17,
	Months Ended	Months Ended	2004) to
	March 31,	March 31,	March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,997)	$(371,146)	$(734,674)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Adjustments for changes in working capital:
Prepaid expenses	-	1,000	(16,106)
Accounts payable and accrued expenses	6,164	(22,130)	67,083
CASH USED IN OPERATING ACTIVITIES	(10,833)	(392,276)	(673,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	19,450
Advances from stockholder	15,000	65,625	353,039
Advances from officers forgiven	-	-	109,958
Stock issued in settlement of debt	-	-	192,500
Deferred stock offering expenses	-	-	-
Proceeds from issuance of stock for patents	-	306,312	-
Proceeds from notes payable	(6,234)	-	2,344
CASH PROVIDED BY FINANCING ACTIVITIES	8,766	371,937	677,366

NET (DECREASE) INCREASE IN CASH	(2,067)	(20,339)	3,669

CASH - BEGINNING OF YEAR	5,736	29,289	-

CASH - END OF YEAR	$3,669	$8,950	$3,669

The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP

(formerly TNT Designs, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

At March 31, 2011, the Company had not yet commenced operations.  Expenses incurred from February 17, 2004 (date of inception) through March 31, 2011 relate to the Company’s formation and general administrative activities.

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

At March 31, 2011, there were no uncertain tax positions that required accrual.

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

For the three months ended March 31, 2011 there were no outstanding instruments having a dilutive effect.

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

In December 2010, the Company terminated its relationship with Allkey Limited, therefore terminating its patent rights.  The patents were removed from the books along with the deprecation.

NOTE 5 – NOTE PAYABLE

During the year ended December 31, 2010 the Company entered into an agreement with a financing company to finance the cost of D&O executive and organization liability insurance premium. The insurance policy is effective until July 30, 2011 and the unexpended portion of the premium was $8,578 as of December 31, 2010 which is included in prepaid expenses as of that date.

Payments under the financing agreement are due in monthly installments of $2,344 including interest at 9.33% through April 30, 2011. The balance payable under the financing agreement was $2,344 and $9,376 at March 31, 2011 and December 31, 2010, respectively.

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

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investment Holding LLC, a company controlled by a director (“Amersey”).  Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records.  For the three months ended March 31, 2011 and the year ended December 31, 2010, the Company incurred expenses of $15,000 and $60,000, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. BCTAR is a company controlled by a director.  For the three months ended March 31, 2011 and the year ended December 31, 2010, the Company incurred expenses of $2,250 and $11,190, respectively, in relation to these services.

A patent was purchased December 31, 2009 from a related party, as described in detail in Note 5, and terminated in December 2010.

NOTE 8 – SUBSEQUENT EVENTS

Events that have occurred subsequent March 31, 2011 have been evaluated through the date of this audit report. There have been no subsequent events that occurred during such period that would require disclosure in these consolidated financial statements or would be required to be recognized in the consolidated financial statements as of or for the three months ended March 31, 2011.

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

Overview

(a)	Business Background.

Trim Holding Group (“we”, “us”, “our”, and the “Company”) is a development stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. (“TNT”). At the time of our inception, we were engaged in the business of marketing and distributing scarves, handbags and other products from India.  On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada. As part of the merger, we changed our name to Trim Holding Group.   Following the merger, we also changed our business and we now intend to engage in designing, marketing, and selling products in the Health Care and Environmental Quality sectors.

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

Liquidity and Capital Resources

We are a development stage company focused on developing our business in the Health Care and Environmental Quality sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors. As we have not commenced material operations, we have not earned any revenues.

As of May 23, 2011, we had cash on hand of $1,910.63 and current liabilities of $468,315.39.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

None.

(b)           Use of Proceeds.

                Not Applicable.

(c)           Affiliated Purchases of Common Stock.

                None.

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

                None.

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

Trim Holding Group

Dated: May 23, 2011	By:	/s/ Louis Bertoli
Louis Bertoli
President, Chief Executive Officer Chief Financial Officer Chairman of the Board of Directors

