Form 10-Q
period 2011-06-30
TRIM HOLDING GROUP
filed 2011-08-12
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-121787

TRIM HOLDING GROUP

 (Exact name of registrant as specified in its charter)

Nevada	20-0937461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Center Ave, Suite 202, Bay City MI 48708

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

As of August 12, 2011, there were 2,255,000 shares of common stock, par value $0.0001, issued and outstanding.

TRIM HOLDING GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIM HOLDING GROUP

(A Development Stage Company)

BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$39	$5,736
Prepaid expense	2,256	16,106
Total Current Assets	2,295	21,842

Total Assets	$2,295	$21,842

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$63,542	$60,919
Advances from stockholder	406,441	338,039
Notes payable	-	8,578
Total Current Liabilities	469,983	407,536

Stockholders' Deficit:
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding on June 30, 2011 and December 31, 2010	192,500	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding on June 30, 2011 and December 31, 2010,	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 2,255,000 and 2,260,000 issued and outstanding on
June 30, 2011 and December 31, 2010, respectively	226	226
Additional paid-in capital	139,182	139,182
Deficit accumulated during the development stage	(799,596)	(717,602)
Total Stockholders' Deficit	(467,688)	(385,694)

Total Liabilities and Stockholders' Deficit	$2,295	$21,842

The accompanying notes are an integral part of these financial statements.

TRIM HOLDING GROUP

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the Period
					From Inception
	For the Three	For the Three	For the Six	For the Six	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Sales	$-	$-	$-	$-	$42,021
Cost of Goods Sold	-	-	-	-	36,419
Gross Profit	-	-	-	-	5,602

Operating Expenses:
General and administrative	64,997	421,143	81,994	771,635	621,480
Total Operating Expenses	64,997	421,143	81,994	771,635	621,480

Loss from Continuing Operations	(64,997)	(421,143)	(81,994)	(771,635)	(615,878)

Loss from Discontinued Operations	-	-	-	-	(183,718)

Net Loss	$(64,997)	$(421,143)	$(81,994)	$(771,635)	$(799,596)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.03)	$(0.19)	$(0.04)	$(0.34)	$(0.19)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	2,255,000	2,260,833	2,255,000	2,261,667	4,260,833

The accompanying notes are an integral part of these financial statements.

TRIM HOLDING GROUP

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	For the Six	For the Six	From Inception
	Months	Months	(February 17,
	Ended	Ended	2004) to
	June 30,	June 30,	June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,994)	$(771,635)	$(799,596)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Adjustments for changes in working capital:
Prepaid expenses	13,850	7,460	(2,256)
Accounts payable and accrued expenses	2,623	(13,866)	63,542
CASH USED IN OPERATING ACTIVITIES	(65,521)	(778,041)	(728,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	19,450
Advances from stockholder	68,402	191,625	406,441
Advances from officers forgiven	-	-	109,958
Stock issued in settlement of debt	-	-	192,500
Deferred stock offering expenses	-	20,655)	-
Proceeds from issuance of stock for patents	-	612,624	-
Proceeds from notes payable	(8,578)	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	59,824	783,594	728,349

NET (DECREASE) INCREASE IN CASH	(5,697)	5,553	39

CASH - BEGINNING OF PERIOD	5,736	29,289	-

CASH - END OF PERIOD	$39	$34,842	39

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Trim Holding Group (“Trim” or the “Company”) was incorporated on February 17, 2004 in the state of Delaware.  A substantial part of the Company’s activities were involved in developing a business plan to market and distribute scarves, handbags and other products.

On June 16, 2009, the majority interest in Trim was purchased in a private agreement by Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses.

At June 30, 2011, the Company had not yet commenced operations.  Expenses incurred from February 17, 2004 (date of inception) through June 30, 2011 relate to the Company’s formation and general administrative activities.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Security and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 3 – NOTE PAYABLE

During the year ended December 31, 2010 the Company entered into an agreement with a financing company to finance the cost of D&O executive and organization liability insurance premium. The insurance policy is effective until July 30, 2011 and there was no unexpended portion of the premium as of June 30, 2011.

Payments under the financing agreement are due in monthly installments of $2,344 including interest at 9.33% through May 31, 2011. The balance payable under the financing agreement was $0 and $9,376 at June 30, 2011 and December 31, 2010, respectively.

NOTE 4 – CAPITAL STOCK

On January 20, 2011, the Board approved the cancellation of 5,000 shares for non-payment of their issuance price.

NOTE 5 – RELATED PARTY TRANSACTIONS

The current majority shareholder loaned the Company $338,039 during the year ended December 31, 2010 to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investment Holding LLC, a company controlled by a director (“Amersey”).  Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records.  For the six months ended June 30, 2011 and 2010, the Company incurred expenses of $30,000 and $30,000, respectively, in relation to these services.  The Company is currently in negotiations to renew this contract.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. BCTAR is a company controlled by a director.  For the six months ended June 30, 2011 and 2010, the Company incurred expenses of $4,500 and $9,952, respectively, in relation to these services.

NOTE 6 – SUBSEQUENT EVENTS

Events that have occurred subsequent June 30, 2011 have been evaluated through the date of this audit report. There have been no subsequent events that occurred during such period that would require disclosure in these financial statements or would be required to be recognized in the financial statements as of or for the six months ended June 30, 2011.

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

As of August 12, 2011, we had cash on hand of $39 and current liabilities of $469,983.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Trim Holding Group

Dated: August 12, 2011	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer) President Chief Financial Officer (Principal Financial Officer) Chairman of the Board of Directors

