Form 10-Q
period 2011-09-30
TRIM HOLDING GROUP
filed 2011-11-21
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-121787

TRIM HOLDING GROUP

 (Exact name of registrant as specified in its charter)

Nevada	20-0937461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7075 Gratiot Road, Suite One, Saginaw, MI 48609

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

As of November 21, 2011, there were 2,255,000 shares of common stock, par value $0.0001, issued and outstanding.

TRIM HOLDING GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIM HOLDING GROUP

(A Development Stage Company)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$-	$5,736
Prepaid expense	23,273	16,106
Total Current Assets	23,273	21,842

Total Assets	$23,273	$21,842

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Bank indebtedness	$51	$-
Accounts payable	65,159	60,919
Advances from stockholder	410,701	338,039
Notes payable	20,013	8,578
Total Current Liabilities	495,924	407,536

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding on September 30, 2011 and December 31, 2010	192,500	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding on September 30, 2011 and December 31, 2010,	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 2,255,000 and 2,260,000 issued and outstanding on
September 30, 2011 and December 31, 2010, respectively	226	226
Additional paid-in capital	139,182	139,182
Deficit accumulated during the development stage	(804,559)	(717,602)
Total Stockholders' Deficit	(472,651)	(385,694)

Total Liabilities and Stockholders' Deficit	$23,273	$21,842

The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					From Inception
	For the Three	For the Three	For the Nine	For the Nine	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Sales	$-	$-	$-	$-	$42,021
Cost of Goods Sold	-	-	-	-	36,419
Gross Profit	-	-	-	-	5,602

Operating Expenses:
General and administrative	4,963	362,635	86,957	1,134,169	626,443
Total Operating Expenses	4,963	362,635	86,957	1,134,169	626,443

Loss from Continuing Operations	(4,963)	(362,635)	(86,957)	(1,134,169)	(620,841)

Loss from Discontinued Operations	-	-	-	-	(183,718)

Net Loss	$(4,963)	$(362,635)	$(86,957)	$(1,134,169)	$(804,559)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.00)	$(0.06)	$(0.04)	$(0.32)	$(0.32)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	2,255,000	6,260,000	2,255,000	3,594,444	2,516,087

The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
	For the Nine	For the Nine	From Inception
	Months	Months	(February 17,
	Ended	Ended	2004) to
	September 30,	September 30,	September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,957)	$(1,134,417)	$(804,559)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Amortization	-	918,936
Adjustments for changes in working capital:			32,842
Prepaid expenses	(7,167)	(15,138)	(23,273)
Accounts payable and accrued expenses	4,240	(25,700)	65,159
CASH USED IN OPERATING ACTIVITIES	(89,884)	(256,319)	(719,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	19,450
Advances from stockholder	72,662	280,334	410,701
Issuance of stock in subsidiary to non-controlling interest	-	5	-
Proceeds from financing	-	20,301	-
Deferred stock offering expenses	-	(55,131)	(32,842)
Advances from officers forgiven	-	-	109,958
Stock issued in settlement of debt	-	-	192,500
Proceeds from notes payable	11,435	(4,691)	20,013
CASH PROVIDED BY FINANCING ACTIVITIES	84,097	240,818	719,780

NET DECREASE IN CASH	(5,787)	(15,501)	(51)

CASH - BEGINNING OF PERIOD	5,736	29,289	-

CASH - END OF PERIOD	$(51)	$13,788	$(51)

The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

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

At September 30, 2011, the Company had not yet commenced operations.  Expenses incurred from February 17, 2004 (date of inception) through September 30, 2011 relate to the Company’s formation and general administrative activities.

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

NOTE 3 – NOTE PAYABLE

During the year ended December 31, 2011 the Company entered into an agreement with a financing company to finance the cost of D&O executive and organization liability insurance premium. The insurance policy is effective until July 30, 2012 and there is a balance still owed on the premium as of September 30, 2011 of $20,013.

Payments under the financing agreement are due in monthly installments of $2,501.62 including interest at 9.24% through May 31, 2012. The balance payable under the financing agreement was $Nil and $8,578 as of September 30, 2011 and December 31, 2010.

NOTE 4 – CAPITAL STOCK

On January 20, 2011, the Board approved the cancellation of 5,000 shares for non-payment of their issuance price.

NOTE 5 – RELATED PARTY TRANSACTIONS

The current majority shareholder loaned the Company $410,701 as of September 30, 2011 to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investment Holding LLC, a company controlled by a director (“Amersey”).  Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records.  For the nine months ended September 30, 2011 and 2010, the Company incurred expenses of $35,000 and $45,000, respectively, in relation to these services.  The Company is currently in negotiations to renew this contract.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. BCTAR is a company controlled by a director.  For the nine months ended September 30, 2011 and 2010, the Company incurred expenses of $3,375 and $11,190, respectively, in relation to these services.

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

As of November 21, 2011, we had cash on hand of $0 and current liabilities of $410,710.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

32.2 **101.INS **101.SCH **101.DEF **101.LAB **101.PRE

Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

* Included in previously filed reporting documents.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trim Holding Group

Dated: November 21, 2011	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer) President Chief Financial Officer (Principal Financial Officer) Chairman of the Board of Directors

