Form 10-Q/A
period 2011-09-30
TRIM HOLDING GROUP
filed 2011-11-23
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

As of November 23, 2011, there were 2,255,000 shares of common stock, par value $0.0001, issued and outstanding.

Explanatory Note

The sole purpose of this Amendment to Trim Holding Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trim Holding Group

Dated: November 23, 2011	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer) President Chief Financial Officer (Principal Financial Officer) Chairman of the Board of Directors

4