Form 10-K/A
period 2010-12-31
TRIM HOLDING GROUP
filed 2012-02-08
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

(Address of Principal Executive Offices)(Zip Code)

(989) 891-0500

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

{00231836. }

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

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2010, was $ 2, 609,840 (computed by reference to the price at which the registrant’s common stock was last sold).

As of April 15, 2011, the registrant had 2,255,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011, is to respond to a comment letter received from the staff of the Securities and Exchange Commission dated December 6, 2011.  Specifically, the following items are being amended:

(i)              Cover Page, is amended to provide the correct aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2010;

(ii)           Item 8 – Financial Statements and Supplementary Data, is amended to: (i) include our cumulative period of inception (February 17, 2004) to December 31, 2010 in our report of our independent registered public accounting firm; (ii) correct the date disclosed in Note 3 under Net Loss per Share; (iii) remove certain disclosure under Note 4 regarding affiliates of Chief Executive Officer, majority shareholder and director, Louis Bertoli, owning a minority interest of Allkey, Limited; and (iv) correct the entity name of the consultant listed under Note 7.

(iii )           Item 9(A)(T) – Controls and Procedures, is amended to include a section on  management’s annual report on internal control over financial reporting.

Except as described above, no other material amendments have been made to our Form 10-K report as filed on April 15, 2011, and this Amendment No. 1 to our Annual Report on Form 10-K does not reflect the occurrence of any events after that date.

TRIM HOLDING GROUP

2010 FORM 10-K /A ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2010 Annual Report on Form 10-K /A, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

On December 31, 2009, we entered into a patents assignment agreement (the “Patent Agreement”) with Allkey Limited ., a United Kingdom registered entity (“Allkey”) whereby we obtained the full and exclusive right, title, and interest in patents for a personal massaging device in consideration for the payment of USD $26,250,000 to Allkey payable by issuing and delivering to them 3,750,000 Series 2, Class P-2 preferred shares.  The patents purchased were for the United States, Canada, and Mexico.  Additionally, we acquired the option to acquire the exclusive patent rights in 46 other countries.

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

Security Holders

As of April 15, 2011, there were  2,255, 000 common shares outstanding which were held by approximately 414 stockholders of record.

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

Recent Sales of Unregistered Securities

                On August 6, 2010, we entered into a purchase agreement ( the “Purchase Agreement”) with Allkey Limited , together with a registration rights agreement (the “Registration Rights Agreement”), whereby within ten (10) days of the execution date of the Purchase Agreement, we agreed to sell to Allkey Limited and Allkey Limited agreed to purchase from us, at the price of US $7.00 per share, Six Million (6,000,000) shares of common stock (the “Shares”) and Nine Million (9,000,000) warrants (the “Warrants”) with each Warrant entitling Allkey Limited the option to purchase one (1) share of our common stock at an exercise price of US $7.00 per share.  Under the terms of the Purchase Agreement, the Warrants were to expire two years from the date of issuance, and the total purchase price for the Shares and Warrants would be Forty Two Million and No/100 dollars (US $42,000,000.00), payable in periodic tranches as directed by the Company over the course of a maximum seven month period.

                On August 25, 2010, we filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”).  On October 13, 2010, we filed Pre-Effective Amendment No. 1 to the Registration Statement (“Amendment No. 1”) with the SEC.  Amendment No. 1 covers the resale by Allkey Limited of up to 6,000,000  shares of our common stock at a fixed price of $10.20 per share for a period not to exceed 180 days from the effective date of the registration statement.  However, on November 24, 2010, we filed a Form RW with the SEC to withdraw the Registration Statement as amended by Amendment No. 1 as we believe that withdrawal of the Registration Statement is consistent with the public interest and the protection of investors.

                On December 7, 2010, we entered into a rescission agreement (the “Rescission Agreement”) with Allkey Limited whereby the Parties agreed to mutually rescind the Purchase Agreement and Registration Rights Agreement.  As a result of the Rescission Agreement, the Six Million (6,000,000) shares that were issued to Allkey Limited were returned to the Company’s transfer agent, and the Nine Million (9,000,000) warrants that were issued to Allkey Limited were cancelled.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Trim Holding Group

We have audited the accompanying consolidated balance sheets of Trim Holding Group as of 31 December 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended 31 December 2010 and 2009 and for the period from inception (17 February 2004) to 31 December 2010. Trim Holding Group’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trim Holding Group as of 31 December 2010 and 2009 and the results of its consolidated operations, stockholders' deficit, and its cash flows for the years ended 31 December 2010 and 2009 and for the period from inception (17 February 2004) to 31 December 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants

Markham, Canada

13 April 2011

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

Current Assets:
Cash	$5,736	$29,289
Prepaid expense	16,106	8,000
Total Current Assets	21,842	37,289

Other Assets:
Intangible assets of discontinued operations	-	12,285,342
Total Other Assets	-	12,285,342

Total Assets	$21,842	$12,322,631

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$60,919	$58,415
Advances from stockholder	338,039	-
Notes payable	8,578	-
Total Current Liabilities	407,536	58,415

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

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31,	December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(397,410)	$(204,101)	$(717,602)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Adjustments for changes in working capital:
Prepaid expenses	(8,106)	(8,000)	(16,106)
Accounts payable and accrued expenses	2,504	41,414	60,919
CASH USED IN OPERATING ACTIVITIES	(403,012)	(170,687)	(662,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	19,450
Advances from stockholder	338,039	(70,482)	338,039
Advances from officers forgiven	-	109,958	109,958
Stock issued in settlement of debt	-	192,500	192,500
Deferred stock offering expenses	32,842	(32,842)	-
Proceeds from notes payable	8,578	-	8,578
CASH PROVIDED BY FINANCING ACTIVITIES	379,459	199,134	668,525

NET (DECREASE) INCREASE IN CASH	(23,553)	28,447	5,736

CASH - BEGINNING OF YEAR	29,289	842	-

CASH - END OF YEAR	$5,736	$29,289	$5,736

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

For the year ended December 31, 2010 there were no outstanding instruments having a dilutive effect.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements affect the Company.

NOTE 4 – INTANGIBLE ASSETS OF DISCONTINUED OPERATIONS

On December 31, 2009, the Company entered into a patent agreement with Allkey Limited, to obtain the full and exclusive right, title and interest in patents for a personal massaging device. The patents purchased are for the United States, Canada and Mexico. In consideration for such patent rights, the Company issued 3,750,000 shares of Series 2 Class P-2 preferred stock (each $7.00 par value) of the Company. Additionally, the Company acquired the option to acquire the exclusive patent rights in 46 other countries.

The Company has the right to repurchase some or all of the shares for $7.00 per share ($26,250,000 for all the Series 2 Class P-2 preferred shares) on or before December 31, 2012. If the Company chooses not to repurchase the shares by such date, Allkey Limited has the right to sell the shares to a third-party, subject to the Company’s right of first refusal. If the proceeds from such third-party sale are less than $26,250,000, then the Company is obligated to pay the difference to Allkey Limited.

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

                    On December 31, 2009, the Company entered into a patent agreement with Allkey  Limited to obtain the patents for a personal massaging device. In consideration for such patent rights, the Company contracted to pay $26,500,000 to Allkey  Limited, payable by issuing and delivering to them 3,750,000 Series 2, Class P-2 preferred shares (each $7.00 par value) of the Company. The Company has the right to repurchase some or all of the shares for $26,250,000 on or before December 31, 2012. If the Company chooses not to repurchase all of the shares by such date, Allkey  Limited has the right to sell the shares to a third-party (subject to the Company's right of first refusal).  If the proceeds from such third-party sale are less than $26,250,000, then the Company is obligated to pay the difference to Allkey  Limited.

                On May 27, 2010, the Board approved cancellation of 2,500 common shares, which were returned to the Company’s transfer agent.

On August 6, 2010, the Company entered into a purchase agreement with Allkey Limited, where Allkey Limited would purchase 6,000,000 shares of the Company’s common stock with 1.5 warrants attached to each share.  The warrants issued with the common stock can be converted into 9,000,000 share of Common Stock if all warrants are exercised. Allkey Limited is obligated to pay $7.00 per share for a total price of $42,000,000 payable in 7 tranches, the first one being due 30 days from the date of the SEC approval of the Company’s registration statement, S-1 originally filed August 25, 2010. As a result of this stock issuance the controlling interest in the company changed, with Allkey Limited owning 73% of all issued and outstanding shares.

On October 13, 2010, we filed an amendment to the registration statement with the SEC, which updates the purchase price of the 6,000,000 shares and 9,000,000 warrants from $7.00 to $10.20 per share.

                On December 7, 2010, we entered into a rescission agreement with Allkey Limited whereby the parties agreed to mutually rescind the patent and purchase agreements. As a result of the rescission agreement, the 3,750,000 Series 2, Class P-2 preferred shares and 6,000,000 common shares that were issued to Allkey Limited were returned to the Company’s transfer agent, and the 9,000,000 warrants were cancelled.

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

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investment s LLC, a company controlled by a director (“Amersey”).  Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records.  For the year ended December 31, 2010 and 2009, the Company incurred expenses of $60,000 and $9,000, respectively, in relation to these services.

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

(b)           Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of change in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and identified the following material weaknesses:

Lack of Expertise .  We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Lack of Segregation of Duties .  We have an inadequate number of personnel to properly implement control procedures.

Management is committed to improving its internal controls and will continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities.  At this time, however, management has not established a time table for when it intends to address the aforementioned material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit is the Company to provide only management’s report in the annual report.

( c)	Changes in internal control over financial reporting.

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

Nitin Amersey, age 59, has over thirty-six years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003. Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman of ESW’s Board through to January 2010. In addition to his service as a board member of Environmental Services Worldwide, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm since 1978. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001 and has served as chairman of Midas Touch Global Media Corp. from 2005 to the present. He is also Chairman of Hudson Engineering Industries Pvt. Ltd. and of Trueskill Technologies Pvt. Ltd., private companies domiciled in India. He is a director and CFO of the Trim Holding Group, and the Chairman of ABC Acquisition Corp. 1502, both public corporations. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey is also the owner of Langford Business Services LLC. Mr. Amersey has a Master of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investments LLC. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director’s Institute. Mr. Amersey was the CEO of ABC Acquisition Corp 1501 from July 10, 2009 to June 1, 2010.  Since June 1, 2010, Mr. Amersey has served as the CEO of ABC Acquisition Corp 1505.  Mr. Amersey has also served as the Managing/Member of Amersey Damoder LLC.

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

The percentages below are calculated based on 2,255,000 shares of our common stock and issued and outstanding as of April 15, 2011.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned	Number of Shares of Series 1, Class P-1 Preferred Stock	Percent	Number of Shares of Series 1, Class P-2 Preferred Stock	Percent

Louis Bertoli (1)(3)	1,990,000	88 .2%	22,000	-	-	-
Nitin Amersey (2)	5,100	*	-	-	-	-
John B. Mitchell (4)	500	*	-	-	-	-
Roger R. Schwartz (5)	500	*	-	-	-	-
John Dunlap, III (6)	500	*	-	-	-	-
All directors and executive officers as a group (5 people)	1,996,600	88.5%	-	-	-	-

* Less than 1%

(1)  Mr. Bertoli is our Chairman of the Board and President and Chief Executive Officer of Trim Holding Group.

(2) Mr. Amersey is a director, Corporate Secretary and Treasurer of Trim Holding Group.

(3)  On December 4, 2009, the Company issued Mr. Bertoli 22,000 shares of Series 1 Class P-1 Shares.  Each share of preferred stock is convertible into 1.25 shares of common stock. These shares, if converted, would increase Mr. Bertoli’s common shares held to 2,017,500 and result in his percentage ownership increasing to 88.2%

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

(c)Not Applicable.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Patents Assignment Agreement, by and between Trim Holding Group and Allkey Limited, entered into on December 31, 2009

*10.2	Purchase Agreement, by and between Trim Holding Group and Allkey Limited, entered into on August 6, 2010

*10.3	Registration Rights Agreement, by and between Trim Holding Group and Allkey Limited., entered into on August 6, 2010

*10.4	Rescission Agreement, by and between Trim Holding Group and Allkey, Limited., entered into on December 7, 2010

*10.5	Redemption and Assignment Agreement, by and between Trim Holding Group and Allkey, Limited., entered into on December 9, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Included in previously filed reporting documents.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trim Holding Group

Dated: February 8, 2012	By:	/s/ Louis Bertoli
Louis Bertoli
CEO, CFO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli Louis Bertoli	President, Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), and Chairman of the Board of Directors	February 8, 2012

/s/ Nitin Amersey Nitin Amersey	Corporate Secretary and Treasurer, Director	February 8, 2012

/s/ John B. Mitchell	Director	February 8, 2012
John B. Mitchell
/s/ Roger R. Schwartz	Director	February 8, 2012
Roger R. Schwartz
/s/ John Dunlap, III	Director	February 8, 2012
John Dunlap, III