Form 10-K
period 2011-12-31
TRIM HOLDING GROUP
filed 2012-04-16
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]        Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Yes    ☒        No   ☐

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

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2011 was $63,350 (computed by reference to the price at which the registrant’s common stock was last sold).

As of April 16, 2012, the registrant had 2,255,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

TRIM HOLDING GROUP

2011 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

(b) Material Transactions.

On December 31, 2009, we entered into a patents assignment agreement (the “Patent Agreement”) with Allkey, Limited., a United Kingdom registered entity  whereby we obtained the full and exclusive right, title, and interest in patents for a personal massaging device in consideration for the payment to Allkey, Limited of Three Million Seven Hundred And Fifty Thousand (3,750,000) Series 2, Class P-2 preferred shares.  The patents purchased were for the United States, Canada, and Mexico.  Additionally, we acquired the option to acquire the exclusive patent rights in 46 other countries.

               On August 6, 2010, we entered into a purchase agreement ( the “Purchase Agreement”) with Allkey, Limited, together with a registration rights agreement (the “Registration Rights Agreement”), whereby within ten (10) days of the execution date of the Purchase Agreement, we agreed to sell to Allkey, Limited and Allkey, Limited agreed to purchase from us, at the price of USD $7.00 per share, Six Million (6,000,000) shares of common stock (the “Shares”) and Nine Million (9,000,000) warrants (the “Warrants”) with each Warrant entitling Allkey, Limited the option to purchase one (1) share of our common stock at an exercise price of USD $7.00 per share.  Under the terms of the Purchase Agreement, the Warrants were to expire two years from the date of issuance, and the total purchase price for the Shares and Warrants would be Forty Two Million and No/100 dollars (USD $42,000,000.00), payable in periodic tranches as directed by the Company over the course of a maximum seven month period.

               On August 25, 2010, we filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”).  On October 13, 2010, we filed Pre-Effective Amendment No. 1 to the Registration Statement (“Amendment No. 1”) with the SEC.  Amendment No. 1 covers the resale by Allkey, Limited of up to Six Million (6,000,000)  shares of our common stock at a fixed price of USD $10.20 per share for a period not to exceed 180 days from the effective date of the registration statement.  However, on November 24, 2010, we filed a Form RW with the SEC to withdraw the Registration Statement as amended by Amendment No. 1 as we believe that withdrawal of the Registration Statement is consistent with the public interest and the protection of investors.

 On December 7, 2010, we entered into a rescission agreement (the “Rescission Agreement”) with Allkey, Limited whereby the Parties agreed to mutually rescind the Purchase Agreement and Registration Rights Agreement.  As a result of the Rescission Agreement, the Six Million (6,000,000) shares that were issued to Allkey, Limited were returned to the Company’s transfer agent, and the Nine Million (9,000,000) warrants that were issued to Allkey, Limited were cancelled.

               On December 9, 2010, we entered into a Redemption and Assignment Agreement (the “Assignment Agreement”) with Allkey, Limited whereby the parties agreed to terminate the Patent Agreement, as well as the options granted therein to acquire patent rights in certain other countries.  As a result of the termination of the Patent Agreement, the Three Million Seven Hundred Fifty Thousand (3,750,000) Series 2, Class P-2 preferred shares that were issued to Allkey, Limited in consideration for the assignment of the patent rights were returned to the Company at no cost, and the patent rights acquired by the Company under the Patent Agreement were assigned back to Allkey, Limited.

(c) Business of Issuer.

Following the execution and consummation of the transactions contemplated by the Rescission Agreement and Assignment Agreement, we are now focused on acquiring new businesses in the Health Care and Environmental Quality sectors; however, as we are presently in the process of identifying products and sub markets, our business plan is subject to change.  We have not identified manufacturing processes, sales and distribution strategies, personnel needs or any related costs.

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

TEM 1A. RISK FACTORS

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently lease or own any real property. We currently maintain our corporate offices at 7075 Gratiot Road, Suite One, Saginaw, MI 48609. At this time, there is no cost to us to use our current offices.

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

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable.

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

Security Holders

As of April 16, 2012, there were 2,255,000 common shares outstanding which were held by approximately 413 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all of our future earnings to finance the growth and development of our business.

Transfer Agent

Bay City Transfer Agency and Registrar, Inc. is currently serving as our transfer agent.

Common Stock

We are authorized to issue 400,000,000 shares of common stock with a par value of $0.0001, of which 2,255,000 shares are issued and outstanding as of April 16, 2012. Each holder of our shares of our common stock is entitled to one (1) vote per share on all matters to be voted upon by the stockholders, including the election of directors. The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights. There is no provision in our Articles of Incorporation or By-laws that would delay, defer or prevent a change in control of our Company.

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock. We have designated 25,000,000 shares of our preferred stock as Series 1, Class P-1 stock with a par value of $8.75 per share (“Class 1 Shares”). We have designated 75,000,000 shares of Series 2, Class P-2 stock with a par value of $7.00 per share (“Class 2 Shares”).

22,000 Series 1, Class P-1 Shares (as defined herein) are issued and outstanding as of April 16, 2012.

Each Series 1, Class P-1 share has voting rights equivalent to 100 shares of common stock and is convertible into 1.25 shares of common stock at the discretion of its holder. Each Series 2, Class P-2 share has voting rights equivalent to 1 share of common stock and is convertible into one share of common stock at the discretion of its holder.

      Our board of directors has the right, without shareholder approval, to issue preferred shares. As a result, these preferred shares could be issued quickly and easily, negatively affecting the rights of holders of common shares and could be issued with the intent to delay or prevent a change in control or make removal of management more difficult. Because we may issue up to 100,000,000 shares of preferred stock in order to raise capital for our operations, investors may be diluted, resulting in an investor’s percentage of ownership in us decreasing.

Recent Sales of Unregistered Securities

               None.

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

As of April 16, 2012, we had cash on hand of $16,085 and current liabilities of $546,649.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Trim Holding Group

We have audited the accompanying balance sheet of Trim Holding Group (a development stage company) (the “Company”) as of December 31, 2011, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception (February 17, 2004) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Trim Holding Group as of and for the year ended December 31, 2010.  Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to amounts for the period from January 1, 2010 to December 31, 2010 included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trim Holding Group as of December 31, 2011, and the results of their operations and their cash flows for the year then ended and for the period from inception (February 17, 2004) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s significant cumulative operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

Farmington Hills, MI

April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Trim Holding Group

We have audited the accompanying balance sheet of Trim Holding Group as of 31 December 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended 31 December 2010. Trim Holding Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trim Holding Group as of 31 December 2010 and the results of its operations, stockholders' deficit, and its cash flows for the years ended 31 December 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s significant cumulative operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants

Markham, Canada

13 April 2011

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

Current Assets:
Cash	$-	$5,736
Prepaid expense	-	16,106
Total Current Assets	-	21,842

Total Assets	$-	$21,842

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$93,781	$60,919
Advances from stockholder	450,844	338,039
Notes payable	-	8,578
Total Current Liabilities	544,625	407,536

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding at December 31, 2011, and 2010	192,500	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding at December 31, 2011 and 2010,
	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 2,255,000 and 2,262,500 issued and outstanding at
December 31, 2011 and 2010, respectively	226	226
Additional paid-in capital	139,182	139,182
Deficit accumulated during the development stage	(876,533)	(717,602)
Total Stockholders' (Deficit) Equity	(544,625)	(385,694)

Total Liabilities and Stockholders' (Deficit) Equity	$-	$21,842

The accompanying notes are an integral part of these financial statements

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31,	December 31,
	2011	2010	2011

Sales	$-	$-	$42,021
Cost of Goods Sold	-	-	36,419
Gross Profit	-	-	5,602

Operating Expenses:
General and administrative	158,931	213,692	663,188
Total Operating Expenses	158,931	213,692	663,188

Loss from Continuing Operations	(158,931)	(213,692)	(657,586)

Loss from Discontinued Operations, net of $0 tax	-	(183,718)	(218,947)

Net Loss	$(158,931)	$(397,410)	$(876,533)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	$2,255,260	$4,260,833	$2,507,842
Loss from Continuing Operations	$(0.07)	$(0.05)	$(0.26)
Loss from Discontinued Operations	$-	$(0.04)	$(0.09)
Net Loss per Common Share	$(0.07)	$(0.09)	$(0.35)

The accompanying notes are an integral part of these financial statements

(formerly TNT Designs, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 2004) TO DECEMBER 31, 2011

										Deficit
										Accumulated
	Preferred Stock		Preferred Stock					Additional	Stock	During The	Total
	Series 1, Class P-1		Series 2, Class P-2		Common Stock			Paid-In	Subscription	Development	Stockholders'
	Shares	Value	Shares	Value	Shares	Value		Capital	Receivable	Stage	Deficit

Sale of common stock to officer, at $0.0001,
per share (February 17, 2004)	-	$-	-	$-	2,000,000	$200		$-	$-	$-	$200

Sale of common stock under private placement,
at $0.10, per share, (March to May 2004)	-	-	-	-	100,000	10		9,990	-	-	10,000

Stock issued for services at $0.10, per share,
(December 2004)	-	-	-	-	100,000	10		9,990	-	-	10,000

Sale of common stock sold under private	-	-
placement, at $0.10, per share, (March 2005)			-	-	92,500	9		9,241	-	-	9,250

Officer advances and accrued expenses discharged	-	-	-	-	(30,000)	(3)		109,961	-	-	109,958

Stock issued to officer to satisfy debt at $8.75
per share (December 4, 2009)	22,000	192,500	-	-	-	-		-	-	-	192,500

Stock issued as consideration for patent agreement
at $7.00 per share (December 31, 2009), net of discount	-	-	3,750,000	12,252,500	-	-		-	-	-	12,252,500

Cancellation of shares by Board approval
(May 27, 2010)	-	-	-	-	(2,500)	-		-	-	-	-

Stock issued for subscription receivable	-	-	-	-	6,000,000	600		41,999,400	(42,000,000)	-	42,000,000

Cancellation of stock issues for subscription receivable					(6,000,000)	(600)		(41,999,400)	42,000,000		(42,000,000)
December 6, 2010

Cancellation of stock issued as consideration for patent
agreement, December 6, 2010			(3,750,000)	(12,252,500)							(12,252,500)

Net loss for the period from inception (February 17, 2004)
to December 31, 20101	-	-	-	-	-	-		-	-	(717,602)	(717,602)

Balance as of December 31, 2010	22,000	$192,500	-	$-	2,260,000	$226		$139,182	$-	$(717,602)	$(385,694)
Cancellation of shares at par					(5,000)	$-	$				$-
Net loss for 2011										$(158,931)
Balance as of December 31, 2011	22,000	$192,500	-	$-	2,255,000	$226		$139,182	$-	$(876,533)	$(544,625)
The accompanying notes are an integral part of these consolidated financial statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31,	December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,931)	$(397,410)	$(876,533)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Deferred stock offering expense amortization	-	32,842	32,842
Adjustments for changes in working capital:
Prepaid expenses	16,106	(8,106)	-
Accounts payable and accrued expenses	32,862	2,504	93,781
NET CASH USED IN OPERATING ACTIVITIES	(109,963)	(370,170)	(739,910)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	19,450
Advances from stockholder	112,805	338,039	450,844
Advances from officers forgiven	-	-	109,958
Stock issued in settlement of debt	-	-	192,500
Deferred stock offering expenses	-	-	(32,842)
Proceeds from (repayment of) notes payable	(8,578)	8,578	0
CASH PROVIDED BY FINANCING ACTIVITIES	104,227	346,617	739,910

NET DECREASE IN CASH	(5,736)	(23,553)	-

CASH - BEGINNING OF YEAR	5,736	29,289	-

CASH - END OF YEAR	$-	$5,736	$-

The accompanying notes are an integral part of these financial statements.

TRIM HOLDING GROUP

(formerly TNT Designs, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Trim Holding Group (formerly TNT Designs, Inc.) (“Trim”) was incorporated on February 17, 2004 in the state of Delaware. A substantial part of the Trim’s activities were involved in developing a business plan to market and distribute scarves, handbags and other products.

On June 16, 2009, the majority interest in Trim was purchased in a private agreement by Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses.

On October 7, 2009, Trim merged with and into Trim Nevada, Inc., which became the surviving corporation. The merger did not result in any change in the Company’s management, assets, liabilities, net worth or location of principal executive offices. However, this merger changed the legal domicile from Delaware to Nevada where Trim Nevada, Inc. was incorporated. Each outstanding share of TNT Designs, Inc. was automatically converted into one share of the common stock of Trim Nevada, Inc.

Pursuant to the merger, Trim changed its name from TNT Designs, Inc. to Trim Holding Group and announced the change in Trim’s business focus to health care and environmental quality sectors.

In December 2010, the Company re-evaluated its plans and decided to terminate its arrangements with Allkey Limited by cancelling the patent and funding agreements (see Note 4). Allkey, Limited was a UK company that held intellectual property and Trim had acquired licenses to some of their patents. In addition the Company determined it no longer needed its subsidiaries, and as such, all three subsidiaries were dissolved.

At December 31, 2011, the Company had not yet commenced operations. Expenses incurred from February 17, 2004 (date of inception) through December 31, 2011 relate to the Company’s formation and general administrative activities.

Basis of Presentation

The accompanying financial statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”).

NOTE 2 – GOING CONCERN

Certain conditions and events are prevalent which indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These include:

1) Recurring operating losses

2) Stockholders’ deficiency

3) Working capital deficiency

4) Adverse key financial ratios

5) No revenues

6) Company in development stage

The continuation of the Company as a going concern is dependent upon its ability to raise additional financing and ultimately attain and maintain profitable operations from commercialization of its intellectual property.

Management is working to ensure additional funding and is developing plans to ensure the long term success of the company.

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

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2011 and 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

  The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2008 and later remain subject to examination by the IRS and respective states.

At December 31, 2011, there were no uncertain tax positions.

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and the number of shares of common stock issuable upon assumed exercise of preferred stock and warrants.

For the years ended December 31, 2011 and 2010 and for the period from inception (February 17, 2004) to December 31, 2011, there were no outstanding instruments having a dilutive effect.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements significantly affect the Company.

NOTE 4 – INTANGIBLE ASSETS

On December 31, 2009, the Company entered into a patent agreement with Allkey, Limited. to obtain the full and exclusive right, title and interest in patents for a personal massaging device. The patents purchased are for the United States, Canada and Mexico. In consideration for such patent rights, the Company issued 3,750,000 shares of Series 2 Class P-2 preferred stock (each $7.00 par value) of the Company. Additionally, the Company acquired the option to acquire the exclusive patent rights in 46 other countries.

The Company has the right to repurchase some or all of the shares for $7.00 per share ($26,250,000 for all the Series 2 Class P-2 preferred shares) on or before December 31, 2012. If the Company chooses not to repurchase the shares by such date, Allkey, Limited. has the right to sell the shares to a third-party, subject to the Company’s right of first refusal. If the proceeds from such third-party sale are less than $26,250,000, then the Company is obligated to pay the difference to Allkey, Limited.

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

In December 2010, the Company and Allkey Limited mutually agreed to rescind the patent agreement. Accordingly, since the transaction was not consummated, recording of the patents was reversed. All preferred and common shares were returned to the Company’s transfer agent and the related warrants were cancelled.

NOTE 5 – NOTE PAYABLE

During the year ended December 31, 2010 the Company entered into an agreement with a financing company to finance the cost of D&O executive and organization liability insurance premium. The insurance policy was effective until July 30, 2011 and the unexpended portion of the premium was $8,578 as of December 31, 2010 which is included in prepaid expenses as of that date. The balance payable under the financing arrangement was $13,000 at December 31, 2011 and was paid in full in 2012.

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

On December 31, 2009, the Company entered into a patent agreement with Allkey, Limited to obtain the patents for a personal massaging device. In consideration for such patent rights, the Company contracted to pay $26,500,000 to Allkey, Limited, payable by issuing and delivering to them 3,750,000 Series 2, Class P-2 preferred shares (each $7.00 par value) of the Company. The Company has the right to repurchase some or all of the shares for $26,250,000 on or before December 31, 2012. If the Company chooses not to repurchase all of the shares by such date, Allkey, Limited has the right to sell the shares to a third-party (subject to the Company's right of first refusal). If the proceeds from such third-party sale are less than $26,250,000, then the Company is obligated to pay the difference to Allkey, Limited.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The current majority shareholder loaned the Company $450,844 during the year ended December 31, 2011 and $338,039 during the year ended December 31, 2010 to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

In 2009, the Company issued 22,000 shares of Series 1, Class P-1 preferred stock (par value $8.75 per share) to Louis Bertoli (director and officer of the Company) in settlement of amounts owed to Mr. Bertoli totaling $192,500. Series 1, Class P-1 preferred stock can be converted to common stock in the ratio of 1.25:1.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director (“Amersey”). Amersey will provide office space (at no cost), office identity and assist the Company with corporate, financial, administrative and management records. For the year ended December 31, 2011 and 2010, the Company incurred expenses of $35,000 and $60,000, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. BCTAR is a company controlled by Amersey. For the year ended December 31, 2011 and 2010, the Company incurred expenses of $4,500 and $11,190, respectively, in relation to these services. The Company uses the services of Freeland Venture Resources LLC, a company controlled by Amersey.  For the year ended December 31, 2011 the company incurred expenses of $6,498 in relation to these services.

A patent was purchased December 31, 2009 from a related party, as described in detail in Note 4, and terminated in December 2010.

NOTE 8 – INCOME TAX

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2011	2010
Income taxes at the statutory rate	$ (54,037)	$ (135,119)
Valuation allowance	60,000	151,000
State tax	(5,963)	(15,881)
Total income tax	$ -	$ -

The following presents the components of the Company total income tax provision:

	2011	2010
Current expense	$ -	$ -
Deferred benefit	(60,000)	(151,000)
Change in valuation	60,000	151,000
Total	$ -	$ -

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company deferred tax assets and liabilities for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets
Operating losses carry forward	$ 333,000	$ 273,000
Valuation Allowance	(333,000)	(273,000)
Total net deferred tax asset liability	$ -	$ -

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception.   At December 31, 2011, the Company has operating loss carryforwards totaling $876,533  that may be used to reduce future taxable income.  The operating loss carryforwards expire between 2024 and 2031. Annual utilization of these operating loss carryforwards is limited due to a change in ownership, as defined by the IRS Code, that occurred in 2009

NOTE 9 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the financial statements for all periods presented.

As discussed in note 6, during December 2010, management determined it would be in the best interest of the Company to terminate its relationship with Allkey Limited and their associated patent rights. Subsequent to the termination of this agreement, the Company did not have any continuing involvement with regards to this business segment.

Summarized financial information for discontinued operations for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010	Inception to date
Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Operating Expenses
General & Administrative	-	183,718	218,947
Total Operating Expense	-	183,718	218,947
Net Loss From Discontinued Operations	$-	$(183,718)	$(218,947)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 12, 2012, the Company dismissed DNTW and engaged UHY as the Company’s new and current independent registered public accountants. There were no disagreements between the Company and DNTW regarding any matter or accounting principles or practice or financial statement disclosures.

DNTW’s reports on the Company’s financial statements for each of the fiscal years ended December 31, 2010 and December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of DNTW on the Company’s financial statements for each of the fiscal years ended December 31, 2010 and December 31, 2009 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

There were no reportable events under Item 304(a)(1)(v) of Regulation S-K during the Company’s fiscal year ended December 31, 2010 and the three-month quarterly periods ended March 31, 2011, ended June 30, 2011, and ended September 30, 2011, and the date of the dismissal of DNTW.  Also, during those periods, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with DNTW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DNTW, would have caused DNTW to make reference to the subject matter of the disagreements in connection with its reports.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and identified the following material weaknesses:

Lack of Expertise.  We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Lack of Segregation of Duties.  We have an inadequate number of personnel to properly implement control procedures. Management is committed to improving its internal controls and will continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities.  At this time, however, management has not established a time table for when it intends to address the aforementioned material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit is the Company to provide only management’s report in the annual report.

(c) Changes in internal control over financial reporting.

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

               None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our current executive officers and directors and their ages are as follows:

Name Age Position

Louis Bertoli 37 Chairman of the Board, President and CEO

Nitin Amersey 60 Director, CFO, Corporate Secretary and Treasurer

John B. Mitchell 62 Director

Roger R. Schwartz 60 Director

John Dunlap, III 53 Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Louis Bertoli, age 37, was appointed Chairman of the Board, Chief Executive Officer and President of the Company in June 2009.  Mr. Bertoli received a degree as a professional Surveyor in Brescia, Italy. Subsequently Mr. Bertoli devoted his full time to the companies held by his family, which focus on the developments of new innovative technologies in the health care industries. Mr. Bertoli has over 7 years of experience in these sectors.

Nitin Amersey, age 60, has 39 years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of ESW and has served as a member of the board since January 2003. Mr. Amersey was appointed Interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman on ESW's board through to January 2010. In addition to his service as a board member of ESW, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm from 1978 to 2005. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001, has been the Managing Member in Amersey Investments, LLC, a financial consulting management firm since 2006, and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also Chairman of Hudson Engineering Industries Pvt. Ltd. and of Trueskill Energen Pvt. Ltd., private companies domiciled in India. He was a director of New World Brands Inc. from September 2010 to July 2011 and Chief Executive Officer of New World Brands, Inc., from December 2010 to July 2011. He is a director of Azaz Capital Corp., formerly ABC Acquisition Corp 1505 and formerly its Chairman. Mr. Amersey served as director and Chief Executive Officer of ABC Acquisition Corp. 1502, from June 2010 to February 2011. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey has a Master’s of Business Administration Degree from the University of Rochester, Rochester, New York, and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investments LLC. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

John B. Mitchell, age 61, is a Professor of Finance at Central Michigan University since 1975. Mr. Mitchell is also the Founder and President of the Chippewa Watershed Conservancy, a land trust operating in Clare, Isabella, Gratiot, Mecosta, and Montcalm counties of Michigan. Mr. Mitchell has co-authored articles such as, “Financial Implications of Accounting for Human Resources Using a Liability Model” published in the Journal of Human Resource Costing & Accounting, 2008 volume 12; “Publication vs. Citation: Impact on Scholarly Contribution” published in Advances in Financial Education, Fall 2005; “Citation Patterns in the Finance Literature” published in Financial Management 30, Autumn 2001; and the “Stock Market Reaction to Plant Closings” published in American Journal of Business, 1993 volume 8.

Roger R. Schwartz, age 60, was employed by the Dow Chemical Company for over 30 years. While employed with Dow Chemical Company, Mr. Schwartz held a number of positions in sales, marketing, and business management. Mr. Schwartz retired from the position of Business Vice President for Dow Chemical Company’s Polyethylene Business in 2009. Mr. Schwartz also served on the Board of Directors for Univation, a joint venture technology licensing company owned equally between Dow Chemical and Exxon Mobil, from 2008 - 2009. Additionally, Mr. Schwartz served on the Board of Directors for Petromont, a Montreal petrochemical company, from 2002 – 2004.

John Dunlap, III, age 53, currently owns Dunlap Group, a California-based advocacy and consulting firm since 2007. Additionally, Mr. Dunlap has served on the Board of Directors of Environmental Solutions Worldwide Inc. (ESW) since 2007. He previously served as President and CEO of the 20,000 member California Restaurant Association (CRA) from 1998 to 2004. In 2003, he was appointed by California Governor Gray Davis to serve as Chairman of the State Compensation Insurance Fund (SCIF). Mr. Dunlap also served five years in California Governor Pete Wilson's Administration as Chairman of the Board of Directors of the California Air Resources Board (CARB) from 1994 to 1999, as well as serving as the Chief Deputy Director of the California Department of Toxic Substances Control from 1993 to 1994. Prior to his state service, Mr. Dunlap worked for the South Coast Air Quality Management District for over 11 years serving as Public Advisor. He also worked for California Congressman Jerry Lewis (R-Redlands), former House Appropriations Committee Chairman. Additionally, Mr. Dunlap served as a Commissioner and Executive Committee member of the California Travel and Tourism Commission, where he was involved in the planning and implementation of the state's marketing and advertising program. Mr. Dunlap has been active with the California Travel Industry Association (CALTIA) serving as Chairman in 2002 and serving as the long-time Chair of their CALTIA Political Action Committee. Mr. Dunlap also has served on the Board’s of the National Restaurant Association, the California Taxpayer’s Association and the American Red Cross.

Directors

Our bylaws authorize no less than one (1) and no more than eleven (11) directors. We currently have five (5) Directors.

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

Director or Officer Involvement in Certain Legal Proceedings

During the past five (5) years, none of the following occurred with respect to one of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

While we are not at this time required to have our board comprised of a majority of “independent directors” as we are not subject to the listing requirements of any national securities exchange or association, all members of our board of directors other than Louis Bertoli, our CEO, and Nitin Amersey, our CFO, Treasurer and Secretary, meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Committee of the Board of Directors

Our board of directors has established three (3) standing committees: (1) the Compensation Committee, (2) the Audit Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the board of directors and which will be available upon request to us.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 16, 2012, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,255,000 shares of our common stock and issued and outstanding as of April 16, 2012.

Name of Beneficial	Number of Shares	Percent of	Number of Shares of Series 1, Class P-1 Preferred Stock		Number of Shares of Series 1, Class P-2 Preferred Stock
Owner	of Common Stock	Common Stock
	Beneficially	Beneficially		Percent		Percent
	Owned	Owned
Louis Bertoli (1)(3)	1,990,000	88.20%	22,000	-	-	-
Nitin Amersey (2)	5,100	*	-	-	-	-
John B. Mitchell (4)	500	*	-	-	-	-
Roger R. Schwartz (5)	500	*	-	-	-	-
John Dunlap, III (6)	500	*	-	-	-	-
All directors and executive officers as a group (5 people)	1,996,600	88.50%	-	-	-	-

* Less than 1%

1)  Mr. Bertoli is our Chairman of the Board and President, Chief Executive Officer of Trim Holding Group.

(2) Mr. Amersey is a Director and Chief Financial Officer, Corporate Secretary and Treasurer of Trim Holding Group.

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

(4)  Mr. Mitchell is a Director of Trim Holding Group.

(5)  Mr. Schwartz is a Director of Trim Holding Group.

(6)  Mr. Dunlap is a Director of Trim Holding Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From September 2009 to July 2011, Amersey Investments LLC (“Amersey Investments”) provided consulting services to us for a monthly fee of $5,000.00.  Commencing in March 2012, Amersey Investments will resume its provision of consulting services to us for a monthly fee of $5,000.00.  Mr. Nitin Amersey is a principal of Amersey Investments.  Mr. Amersey also serves as an executive officer and director of our Company.

               Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-X.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 7, 2009, UHY was engaged as the Company's new independent registered public accountants.

On April 6, 2011, the Company dismissed UHY as its independent registered public accounting firm and engaged DNTW as the Company’s new and current independent registered public accountants.

On March 12, 2012, the Company dismissed DNTW and engaged UHY as the Company’s new and current independent registered public accountants.

The following table sets forth the aggregate fees billed to us by UHY and DNTW, the Company’s independent registered public accounting firms during the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees - DNTW (1)	$12,367	$48,250
Audit Fees – UHY (1)	12,000	-
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees paid to auditor	$24,367	$48,250

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees".) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(3 Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international).  These services include asistance regarding federal, state and international taxe compliance, acquisitions and international tax planning.

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2011 and 2010.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved.  Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed. The Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management. The tax services represent $0, or 0% of the total for audit related fees, tax fees and all other fees paid during the fiscal years ending December 31, 2011 and December 31, 2010.

The firm of UHY LLP acts as our principal independent registered public accounting firm. UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternate practice structure.

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

(c) Not applicable.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Patents Assignment Agreement, by and between Trim Holding Group and Allkey, Limited, entered into on December 31, 2009

*10.2	Purchase Agreement, by and between Trim Holding Group and Allkey, Limited, entered into on August 6, 2010

*10.3	Registration Rights Agreement, by and between Trim Holding Group and Allkey, Limited, entered into on August 6, 2010

*10.4	Rescission Agreement, by and between Trim Holding Group and Allkey, Limited, entered into on December 7, 2010

*10.5	Redemption and Assignment Agreement, by and between Trim Holding Group and Allkey, Limited, entered into on December 9, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Trim Holding Group

Dated: April 16, 2012	By:	/s/ Louis Bertoli
Louis Bertoli
CEO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli Louis Bertoli	President, Chief Executive Officer (principal executive officer), and Chairman of the Board of Directors	April 16, 2012

/s/ Nitin Amersey Nitin Amersey	Director, Chief Financial Officer (principal financial officer and principal accounting officer), Corporate Secretary and Treasurer	April 16, 2012

/s/ John B. Mitchell	Director	April 16, 2012
John B. Mitchell
/s/ Roger R. Schwartz	Director	April 16, 2012
Roger R. Schwartz
/s/ John Dunlap, III	Director	April 16, 2012
John Dunlap, III