Form 10-K/A
period 2010-12-31
TRIM HOLDING GROUP
filed 2012-04-24
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

(989) 891-0500

☐(Registrant’s telephone number, including area code)

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

                                                                                                                                                            Large Accelerated filer  ☐                                                                                                                                                                                                                                      Accelerated filer ☐

                                                                                                                                                                Non-accelerated filer ☐   (Do not check if smaller reporting company)                                                                                                                                         Small reporting company ☒

{

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2010, was $2,706,800(computed by reference to the price at which the registrant’s common stock was last sold).

As of April 15, 2011, the registrant had 2,706,800 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

Trim Holding Group (the “Company”) is filing this Amendment No. 2 (the “Amendment No. 2”) to its Annual Report on Form 10-K for the year ended December 31, 2010, as originally filed with the Securities and Exchange Commission on April 15, 2011 (the “Original 10-K”) and as amended on February 8, 2012 (“Amendment No. 1”), for the sole purpose of amending Item 8. Financial Statements and Supplementary Data in order to correct certain accounting errors contained therein.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original 10-K and Amendment No. 1 is being amended, updated or otherwise revised. The Original 10-K has not been amended or updated to reflect events occurring after the filing date of the Original 10-K, except as specifically set forth in Amendment No. 1 and this Amendment No. 2.

TRIM HOLDING GROUP

2010 FORM 10-K/A ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2010 Annual Report on Form 10-K/A, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Recent Sales of Unregistered Securities

               On August 6, 2010, we entered into a purchase agreement ( the “Purchase Agreement”) with Allkey Limited, together with a registration rights agreement (the “Registration Rights Agreement”), whereby within ten (10) days of the execution date of the Purchase Agreement, we agreed to sell to Allkey Limited and Allkey Limited agreed to purchase from us, at the price of US $7.00 per share, Six Million (6,000,000) shares of common stock (the “Shares”) and Nine Million (9,000,000) warrants (the “Warrants”) with each Warrant entitling Allkey Limited the option to purchase one (1) share of our common stock at an exercise price of US $7.00 per share.  Under the terms of the Purchase Agreement, the Warrants were to expire two years from the date of issuance, and the total purchase price for the Shares and Warrants would be Forty Two Million and No/100 dollars (US $42,000,000.00), payable in periodic tranches as directed by the Company over the course of a maximum seven month period.

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

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31	December 31,
	2010	2009	2010

Sales	$-	$-	$42,021
Cost of Goods Sold	-	-	36,419
Gross Profit	-	-	5,602

Operating Expenses:
General and administrative	213,692	168,872	504,257
Total Operating Expenses	213,692	168,872	504,257

Loss from Continuing Operations	(213,692)	(168,872)	(498,655)

Loss from Discontinued Operations	(183,718)	(35,229)	(218,947)

Net Loss	$(397,410)	$(204,101)	$(717,602)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.09)	$(0.09)	$(0.28)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	4,260,833	2,275,000	2,544,398

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

NOTE 4 – INTANGIBLE ASSETS OF DISCONTINUED OPERATIONS

On December 31, 2009, the Company entered into a patent agreement with Allkey Limited, to obtain the full and exclusive right, title and interest in patents for a personal massaging device. Affiliates of Chief Executive Officer, majority shareholder and director, Louis Bertoli, own a minority interest of Allkey Limited. The patents purchased are for the United States, Canada and Mexico. In consideration for such patent rights, the Company issued 3,750,000 shares of Series 2 Class P-2 preferred stock (each $7.00 par value) of the Company. Additionally, the Company acquired the option to acquire the exclusive patent rights in 46 other countries.

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

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investment LLC, a company controlled by a director (“Amersey”).  Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records.  For the year ended December 31, 2010 and 2009, the Company incurred expenses of $60,000 and $9,000, respectively, in relation to these services.

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

Director or Officer Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to one of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Excha nge Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Trim Holding Group

Dated: April 24, 2012	By:	/s/ Louis Bertoli
Louis Bertoli
CEO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli Louis Bertoli	President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors April 24, 2012

/s/ Nitin Amersey Nitin Amersey	Chief Financial Officer (principal financial officer and principal accounting officer), Corporate Secretary and Treasurer, Director April 24, 2012

/s/ John B. Mitchell	Director	April 24, 2012
John B. Mitchell
/s/ John Dunlap, III	Director	April 24, 2012
John Dunlap, III