Form 10-K/A
period 2011-12-31
TRIM HOLDING GROUP
filed 2012-04-24
CIK 1286345

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

NO DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

Trim Holding Group (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 16, 2012 (the “Original Filing”), for the purpose of furnishing Exhibit 101 (Interactive Data Files) to the Original Filing in accordance with Rule 405 of Regulation S-T and amending Item 8. Financial Statements and Supplementary Data in order to correct certain accounting errors and disclosures contained therein.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised. This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

TRIM HOLDING GROUP

2011 FORM 10-K/A ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Annual Report on Form 10-K/A, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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
authorized; 2,255,000 and 2,260,000 issued and outstanding at
December 31, 2011 and 2010, respectively	226	226
Additional paid-in capital	139,182	139,182
Deficit accumulated during the development stage	(876,533)	(717,602)
Total Stockholders' (Deficit) Equity	(544,625)	(385,694)

Total Liabilities and Stockholders' (Deficit) Equity	$-	$21,842

The accompanying notes are an integral part of these financial statements

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31,	December 31,
	2011	2010	2011

Sales	$-	$-	$42,021
Cost of Goods Sold	-	-	36,419
Gross Profit	-	-	5,602

Operating Expenses:
General and administrative	158,931	213,692	663,188
Total Operating Expenses	158,931	213,692	663,188

Loss from Continuing Operations	(158,931)	(213,692)	(657,586)

Loss from Discontinued Operations, net of $0 tax	-	(183,718)	(218,947)

Net Loss	$(158,931)	$(397,410)	$(876,533)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	$2,255,260	$4,260,833	$2,508,847
Loss from Continuing Operations	$(0.07)	$(0.05)	$(0.28)
Loss from Discontinued Operations	-	(0.04)	(0.07)
Net Loss per Common Share	$(0.07)	$(0.09)	$(0.35)

The accompanying notes are an integral part of these financial statements

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 2004) TO DECEMBER 31, 2011

									Deficit
									Accumulated
	Preferred Stock		Preferred Stock				Additional	Stock	During The	Total
	Series 1, Class P-1		Series 2, Class P-2		Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Receivable	Stage	Deficit

Sale of common stock to officer, at $0.0001,
per share (February 17, 2004)	-	$-	-	$-	2,000,000	$200	$-	$-	$-	$200

Sale of common stock under private placement,
at $0.10, per share, (March to May 2004)	-	-	-	-	100,000	10	9,990	-	-	10,000

Stock issued for services at $0.10, per share,
(December 2004)	-	-	-	-	100,000	10	9,990	-	-	10,000

Sale of common stock sold under private	-	-
placement, at $0.10, per share, (March 2005)			-	-	92,500	9	9,241	-	-	9,250

Officer advances and accrued expenses discharged	-	-	-	-	(30,000)	(3)	109,961	-	-	109,958

Stock issued to officer to satisfy debt at $8.75
per share (December 4, 2009)	22,000	192,500	-	-	-	-	-	-	-	192,500

Stock issued as consideration for patent agreement
at $7.00 per share (December 31, 2009), net of discount	-	-	3,750,000	12,252,500	-	-	-	-	-	12,252,500

Cancellation of shares by Board approval
(May 27, 2010)	-	-	-	-	(2,500)	-	-	-	-	-

Stock issued for subscription receivable	-	-	-	-	6,000,000	600	41,999,400	(42,000,000)	-	42,000,000

Cancellation of stock issues for subscription receivable					(6,000,000)	(600)	(41,999,400)	42,000,000		(42,000,000)
December 6, 2010

Cancellation of stock issued as consideration for patent
agreement, December 6, 2010			(3,750,000)	(12,252,500)						(12,252,500)

Net loss for the period from inception (February 17, 2004)
to December 31, 20101	-	-	-	-	-	-	-	-	(717,602)	(717,602)

Balance as of December 31, 2010	22,000	192,500	-	-	2,260,000	226	139,182	-	(717,602)	(385,694)
Cancellation of shares at par					(5,000)	-				-
Net loss for 2011									(158,931)	(158,931)
Balance as of December 31, 2011	22,000	$192,500	-	$-	2,255,000	$226	$139,182	$-	$(876,533)	$(544,625)

                                                                                                                                                                                       11

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
                                                                                                                                                                                                            12

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

In December 2010, the Company re-evaluated its plans and decided to terminate its arrangements with Allkey Limited by cancelling the patent and funding agreements (see Note 4). Allkey, Limited was a UK company that held intellectual property and Trim had acquired licenses to some of their patents. In addition the Company determined it no longer needed its subsidiaries, and as such, all three subsidiaries were dissolved.At December 31, 2011, the Company had not yet commenced operations. Expenses incurred from February 17, 2004 (date of inception) through December 31, 2011 relate to the Company’s formation and general administrative activities.

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

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.The Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2011 and 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

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

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company deferred tax assets and liabilities for the years ended December 31, 2011 and 2010 are as follows

	2011	2010
Deferred tax assets
Operating losses carry forward	$ 333,000	$ 273,000
Valuation Allowance	(333,000)	(273,000)
Total net deferred tax asset liability	$ -	$ -

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception.   At December 31, 2011, the Company has operating loss carryforwards totaling $876,533  that may be used to reduce future taxable income.  The operating loss carryforwards expire between 2024 and 2031. Annual utilization of these operating loss carry forwards is limited due to a change in ownership, as defined by the IRS Code, that occurred in 2009

NOTE 9 – DISCONTINUED OPERATIONS

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

The following table sets forth the aggregate fees billed to us by UHY and DNTW, the Company’s independent registered public accounting firms during the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees – DNTW (1)	$12,367	$48,250
Audit Fees – UHY (1)	12,000	-
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees paid to auditor	$24,367	$48,250

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees".

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

(c) Not applicable.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Patents Assignment Agreement, by and between Trim Holding Group and Allkey, Limited, entered into on December 31, 2009

*10.2	Purchase Agreement, by and between Trim Holding Group and Allkey, Limited, entered into on August 6, 2010

*10.3	Registration Rights Agreement, by and between Trim Holding Group and Allkey, Limited, entered into on August 6, 2010

*10.4	Rescission Agreement, by and between Trim Holding Group and Allkey, Limited, entered into on December 7, 2010

*10.5	Redemption and Assignment Agreement, by and between Trim Holding Group and Allkey, Limited, entered into on December 9, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Link Base Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Trim Holding Group

Dated: April 23, 2012	By:	/s/ Louis Bertoli
Louis Bertoli
CEO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli Louis Bertoli	President, Chief Executive Officer (principal executive officer), and Chairman of the Board of Directors	April 23, 2012

/s/ Nitin Amersey Nitin Amersey	Director, Chief Financial Officer (principal financial officer and principal accounting officer), Corporate Secretary and Treasurer	April 23, 2012

/s/ John B. Mitchell	Director	April 23, 2012
John B. Mitchell
/s/ John Dunlap, III	Director	April 23, 2012
John Dunlap, III