Form 10-Q
period 2012-03-31
TRIM HOLDING GROUP
filed 2012-05-21
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 21, 2012, there were 2,260,000 shares of common stock, par value $0.0001, issued and outstanding.

TRIM HOLDING GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$16,338	$-
Prepaid expense	16,450	-
Total Current Assets	32,788	-

Total Assets	$32,788	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$10,629	$93,781
Advances from stockholder	584,522	450,844
Total Current Liabilities	595,151	544,625

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding on March 31, 2012, and December 31, 2011	192,500	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding on March 31, 2012 and December 31, 2011	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 2,255,000 issued and outstanding on
March 31, 2012 and December 31, 2011	226	226
Additional paid-in capital	139,182	139,182
Deficit accumulated during the development stage	(894,271)	(876,533)
Total Stockholders' (Deficit) Equity	(562,363)	(544,625)

Total Liabilities and Stockholders' (Deficit) Equity	$32,788	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	For the Three	For the Three	(February 17,
	Months Ended	Months Ended	2004) to
	March 31,	March 31,	March 31,
	2012	2011	2012

Sales	$-	$-	$42,021
Cost of Goods Sold	-	-	36,419
Gross Profit	-	-	5,602

Operating Expenses:
General and administrative	17,738	16,997	680,926
Total Operating Expenses	17,738	16,997	680,926

Loss from Continuing Operations	(17,738)	(16,997)	(675,324)

Loss from Discontinued Operations	-	-	(218,947)

Net Loss	$(17,738)	$(16,997)	$(894,271)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.01)	$(0.01)	$(0.36)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	2,255,000	2,256,056	2,479,486

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIM HOLDING GROUP
(formerly TNT Designs, Inc.)
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Three	For the Three	(February 17,
	Months Ended	Months Ended	2004) to
	March 31,	March 31,	March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,738)	$(16,997)	$(894,271)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Deferred stock offering expense amortization	-	-	32,842
Adjustments for changes in working capital:
Prepaid expenses	(16,450)	-	(16,450)
Accounts payable and accrued expenses	(83,152)	6,164	10,629
CASH USED IN OPERATING ACTIVITIES	(117,340)	(10,833)	(857,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	19,450
Advances from stockholder	133,678	15,000	584,522
Advances from officers forgiven	-	-	109,958
Stock issued in settlement of debt	-	-	192,500
Deferred stock offering expenses	-	-	(32,842)
Proceeds from notes payable	-	(6,234)	-
CASH PROVIDED BY FINANCING ACTIVITIES	133,678	8,766	873,588

NET (DECREASE) INCREASE IN CASH	16,338	(2,067)	16,338

CASH - BEGINNING OF PERIOD	-	5,736	-

CASH - END OF PERIOD	$16,338	$3,669	$16,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIM HOLDING GROUP

(formerly TNT Designs, Inc.)

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Trim Holding Group (the “Company”) (formerly TNT Designs, Inc.) (“Trim”) was incorporated on February 17, 2004 in the state of Delaware. A substantial part of Trim’s activities were involved in developing a business plan to market and distribute scarves, handbags and other products.

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

The Company determined it no longer needed its inactive subsidiaries, and as such, all three subsidiaries were dissolved. At March 31, 2012, the Company had not yet commenced operations. Expenses incurred from February 17, 2004 (date of inception) through March 31, 2012 relate to the Company’s formation and general administrative activities.

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year end December 31, 2011 included in our Annual Report on Form 10-K/A filed with SEC on April 24, 2012. Additionally, our operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012 or for any other period.

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

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2012 and December 31, 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

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

For the Quarters ended March 31, 2012 and 2011 and for the period from inception (February 17, 2004) to March 31, 2012, there were no outstanding instruments having a dilutive effect, due to the recurring losses.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements significantly affect the Company.

NOTE 4 – INTANGIBLE ASSETS

On December 31, 2009, the Company entered into a patent agreement with Allkey, Limited to obtain the full and exclusive right, title and interest in patents for a personal massaging device. The patents purchased are for the United States, Canada and Mexico. In consideration for such patent rights, the Company issued 3,750,000 shares of Series 2 Class P-2 preferred stock (each $7.00 par value) of the Company. Additionally, the Company acquired the option to acquire the exclusive patent rights in 46 other countries.

The Company had the right to repurchase some or all of the shares for $7.00 per share ($26,250,000 for all the Series 2 Class P-2 preferred shares) on or before December 31, 2012. If the Company chose not to repurchase the shares by such date, Allkey, Limited had the right to sell the shares to a third-party, subject to the Company’s right of first refusal. If the proceeds from such third-party sale were less than $26,250,000, then the Company was obligated to pay the difference to Allkey, Limited.

The patent rights and preferred stock issued were recorded at their estimated fair value as determined using the “relief from royalty” valuation model that takes into account, among other items, projected future revenue of products covered by the patent rights, an assumed royalty rate that the Company would pay if it had licensed the technology covered by the patents, and an appropriate discount rate based on the Company’s estimated cost of capital. The initial fair value of the patent rights was determined to be $12,252,500 at December 31, 2009. As a result, the Series 2, Class P-2 Preferred stock had been recorded net of a discount of $13,997,500 to its par value of $7.00 per share as of September 30, 2010 and December 31, 2009. Series 2, Class P-2 Preferred stock would be converted to common stock in the ratio of 1:1.

In December 2010, the Company and Allkey, Limited mutually agreed to rescind the patent agreement. Accordingly, since the transaction was not consummated, recording of the patents was reversed. All preferred and common shares were returned to the Company’s transfer agent and the related warrants were cancelled.

NOTE 5 – NOTE PAYABLE

During the year ended December 31, 2010 the Company entered into an agreement with a financing company to finance the cost of D&O executive and organization liability insurance premium. The insurance policy was effective until July 30, 2011 and the unexpended portion of the premium was $8,578 as of December 31, 2010 which is included in prepaid expenses as of that date. The balance payable under the financing arrangement was $13,000 at December 31, 2011 and was paid in full during the period ended March 31, 2012.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has advances payable to its current majority shareholder totaling $584,522 as of March 31, 2012 and $450,844 as of December 31, 2011. These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director (“Amersey”). Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the Quarters ended March 31, 2012 and 2011, the Company incurred expenses of $5,000 and $15,000, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. BCTAR is a company controlled by Amersey. For the Quarters ended March 31, 2012 and 2011, the Company incurred expenses of $1,050 and $2,250, respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC, a company controlled by Amersey. For the Quarters ended March 31, 2012 and 2011, the Company incurred expenses of $1,868 and $0, respectively, in relation to these services.

NOTE 8 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the financial statements for all periods presented.

As discussed in note 4, during December 2010, management determined it would be in the best interest of the Company to terminate its relationship with Allkey, Limited and their associated patent rights. Subsequent to the termination of this agreement, the Company did not have any continuing involvement with regards to this business segment.

Summarized financial information for discontinued operations for the years ended March 31, 2012 and 2011 are as follows:

	2012	2011	Inception to date
Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Operating Expenses
General & Administrative	-	-	218,947
Total Operating Expense	-	-	218,947
Net Loss From Discontinued Operations	$-	$-	$(218,947)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

               Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

(b) Material Transactions.

On December 31, 2009, we entered into a patents assignment agreement (the “Patent Agreement”) with Allkey, Limited, a United Kingdom registered entity whereby we obtained the full and exclusive right, title, and interest in patents for a personal massaging device in consideration for the payment to Allkey, Limited of Three Million Seven Hundred And Fifty Thousand (3,750,000) Series 2, Class P-2 preferred shares.  The patents purchased were for the United States, Canada, and Mexico.  Additionally, we acquired the option to acquire the exclusive patent rights in 46 other countries.

               On August 6, 2010, we entered into a purchase agreement ( the “Purchase Agreement”) with Allkey, Limited, together with a registration rights agreement (the “Registration Rights Agreement”), whereby within ten (10) days of the execution date of the Purchase Agreement, we agreed to sell to Allkey, Limited and Allkey, Limited agreed to purchase from us, at the price of USD $7.00 per share, Six Million (6,000,000) shares of common stock (the “Shares”) and Nine Million (9,000,000) warrants (the “Warrants”) with each Warrant entitling Allkey, Limited the option to purchase one (1) share of our common stock at an exercise price of USD $7.00 per share.  Under the terms of the Purchase Agreement, the Warrants were to expire two years from the date of issuance, and the total purchase price for the Shares and Warrants would be Forty Two Million and No/100 dollars (USD $42,000,000), payable in periodic tranches as directed by the Company over the course of a maximum seven month period.

               On August 25, 2010, we filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”).  On October 13, 2010, we filed Pre-Effective Amendment No. 1 to the Registration Statement (“Amendment No. 1”) with the SEC.  Amendment No. 1 covers the resale by Allkey, Limited of up to 6,000,000  shares of our common stock at a fixed price of USD $10.20 per share for a period not to exceed 180 days from the effective date of the registration statement.  However, on November 24, 2010, we filed a Form RW with the SEC to withdraw the Registration Statement as amended by Amendment No. 1 as we believe that withdrawal of the Registration Statement is consistent with the public interest and the protection of investors.

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

As of May 21, 2012, we had cash on hand of $7,610 and current liabilities of $0. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

               Not Applicable.

(c)           Affiliated Purchases of Common Stock.

               None.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Mine Safety Disclosures.

               Not applicable.

Item 5.  Other Information.

               None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Patents Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 31, 2009

*10.2	Purchase Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.3	Registration Rights Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.4	Rescission Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 7, 2010

*10.5	Redemption and Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 9, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Trim Holding Group

Dated: May 21, 2012	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: May 21, 2012	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer