Form 10-Q/A
period 2012-03-31
TRIM HOLDING GROUP
filed 2012-05-22
CIK 1286345

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

As of May 21, 2012, there were 2,255,000 shares of common stock, par value $0.0001, issued and outstanding.

Explanatory Note

Trim Holding Group (the "Company") is filing this Admendment No. 1 (the "admendment") to its Quartley Report on Form 10-Q for the Quartley period ended March 31, 2012, as filed with the Securities and Exchange Commission on May 21, 2012 (the "Original Filing"), for the sole purpose of correcting the number of issued and outstanding shares of common stock of the Company as of May 21, 2012 as disclosed on the Cover Page of the Original Filing and Document and Entity Information Page of the Interactive Data Files.

Except as stated in this Explanatory Note, no other information contained in any item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occured subsequent to such date.

TRIM HOLDING GROUP

FORM 10-Q /A

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

Trim Holding Group

Dated: May 22, 2012	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: May 22, 2012	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer