Form 10-Q
period 2012-06-30
HPIL HOLDING
filed 2012-08-20
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-121787

HPIL HOLDING

 (Exact name of registrant as specified in its charter)

Nevada	20-0937461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7075 Gratiot Road, Suite One, Saginaw, MI 48609

(Address of principal executive offices)

(248) 750-1015

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

As of August 20, 2012, there were 105,755,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING
(formerly Trim Holding Group)
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$9,877	$-
Prepaid expense	15,000	-
Total Current Assets	24,877	-

Other Assets:
Patents	25,000,000	-
Total Other Assets	25,000,000	-

Total Assets	$25,024,877	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$20,826	$93,781
Advances from stockholder	112,669	450,844
Total Current Liabilities	133,495	544,625

Commitments	-	-

Stockholders' Equity (Deficit):
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding at June 30, 2012 and December 31, 2011	192,500	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 104,755,000 and 2,255,000 issued and outstanding at
June 30, 2012 and December 31, 2011, respectively	10,476	226
Additional paid-in capital	25,628,932	139,182
Deficit accumulated during the development stage	(940,526)	(876,533)
Total Stockholders' Equity (Deficit)	24,891,382	(544,625)

Total Liabilities and Stockholders' Equity (Deficit)	$25,024,877	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HPIL HOLDING

(formerly Trim Holding Group)

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					For the Period
					From Inception
	For the Three	For the Three	For the Six	For the Six	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Sales	$-	$-	$-	$-	$42,021
Cost of Goods Sold	-	-	-	-	36,419
Gross Profit	-	-	-	-	5,602

Operating Expenses:
General and administrative	46,255	64,997	63,993	81,994	727,181
Total Operating Expenses	46,255	64,997	63,993	81,994	727,181

Loss from Continuing Operations	(46,255)	(64,997)	(63,993)	(81,994)	(721,579)

Loss from Discontinued Operations	-	-	-	-	(218,947)

Net Loss	$(46,255)	$(64,997)	$(63,993)	$(81,994)	$(940,526)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)	$(0.36)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	5,661,593	2,255,000	3,958,297	2,255,000	2,595,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

HPIL HOLDING
(formerly Trim Holding Group)
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Six	For the Six	(February 17,
	Months Ended	Months Ended	2004) to
	June 30,	June 30,	June 30,
	2012	2011	2012

OPERATING ACTIVITIES:
Net loss	$(63,993)	$(81,994)	$(940,526)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Deferred stock offering expense amortization	-	-	32,842
Adjustments for changes in working capital:
Prepaid expenses	(15,000)	13,850	(15,000)
Accounts payable and accrued expenses	(72,955)	2,623	20,826

CASH USED IN OPERATING ACTIVITIES	(151,948)	(65,521)	(891,858)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	19,450
Advances from stockholder	161,825	68,402	612,669
Advances from officers forgiven	-	-	109,958
Stock issued in settlement of debt	-	-	192,500
Deferred stock offering expenses	-	-	(32,842)
Proceeds from notes payable	-	(8,578)	-
CASH PROVIDED BY FINANCING ACTIVITIES	161,825	59,824	901,735

NET (DECREASE) INCREASE IN CASH	9,877	(5,697)	9,877

CASH - BEGINNING OF PERIOD	-	5,736	-

CASH - END OF PERIOD	$9,877	$39	$9,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

HPIL HOLDING

(formerly Trim Holding Group)

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

HPIL HOLDING (the “Company”) (formerly Trim Holding Group) was incorporated on February 17, 2004 in the state of Delaware. A substantial part of the Company’s activities were involved in developing a business plan to market and distribute fashion products.

.

On June 16, 2009, the majority interest in the Company was purchased in a private agreement by Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses.

On October 7, 2009, the Company merged with and into Trim Nevada, Inc., which became the surviving corporation. The merger did not result in any change in the Company’s management, assets, liabilities, net worth or location of principal executive offices. However, this merger changed the legal domicile from Delaware to Nevada where Trim Nevada, Inc. was incorporated. Each outstanding share of TNT Designs, Inc. was automatically converted into one share of the common stock of Trim Nevada, Inc.

Pursuant to the merger, the Company changed its name from TNT Designs, Inc. to Trim Holding Group and announced the change in the Company’s business focus to health care and environmental quality sectors.

Subsequently, the Company determined it no longer needed its inactive subsidiaries, and as such, all three subsidiaries were dissolved. As of June 30, 2012, the Company has not yet commenced operations. Expenses incurred from February 17, 2004 (date of inception) through June 30, 2012 relate to the Company’s formation and general administrative activities.

On May 21, 2012, the Company changed its name to HPIL HOLDING. HPIL HOLDING’s main activity is in the business of investing.

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year end December 31, 2011 included in our Annual Report on Form 10-K/A filed with SEC on April 24, 2012. Additionally, our operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012 or for any other period.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss in 2012 and for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. The Company has negative working capital of $108,618 at June 30, 2012. The Company’s majority stockholder has provided funding in recent periods and has indicated his intent and ability to provide financial support to the Company at least through June 30, 2013.

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

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2012 and December 31, 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

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

For the Quarters ended June 30, 2012 and 2011 and for the period from inception (February 17, 2004) to June 30, 2012, there were no outstanding instruments having a dilutive effect, due to the recurring losses.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements significantly affect the Company.

NOTE 4 – INTANGIBLE ASSETS - PATENTS

On June 28, 2012, the Company and GIOTOS Limited (“GIOTOS”) entered into a Stock Purchase Agreement whereby the Company acquired a portfolio of patent rights (“the Patents”) from GIOTOS in exchange for 100,000,000 shares of common stock. GIOTOS is a company owned and controlled by Mr. Louis Bertoli, the Company’s majority stockholder. The Patents were valued at $25,000,000 which was the estimated fair value of the Company’s common stock at the date of the acquisition.  The valuation of the Patents is preliminary as management has not received its independent valuation of all patents acquired, and any valuation amount that is less than the recorded amount will be adjusted, once the valuation is received.

The Patents have a useful life of eight years and will be amortized on a straight line basis over that period.  No amortization expense has been recognized as of June 30, 2012.

NOTE 5 – NOTE PAYABLE

During the year ended December 31, 2010 the Company entered into an agreement with a financing company to finance the cost of D&O executive and organization liability insurance premium. The insurance policy was effective until July 30, 2011 and the unexpended portion of the premium was $8,578 as of December 31, 2010 which is included in prepaid expenses as of that date. The balance payable under the financing arrangement was $13,000 at December 31, 2011 and was paid in full during the period ended June 30, 2012.

NOTE 6 – CAPITAL STOCK

On October 7, 2009, the Company approved increasing the number of authorized shares of common stock from 30,000,000 to 400,000,000 with no change in par value of $0.0001 per share.

On October 7, 2009, the Company approved the designation of two classes of preferred stock totaling 100,000,000 shares. The first class is called Series 1, Class P-1 consisting of 25,000,000 authorized shares with a par value of $8.75 per share; each share will have voting rights equal to 100 shares of common stock; each share will be convertible into 1.25 shares of common stock at the discretion of the stockholder. The second class is called Series 2, Class P-2 consisting of 75,000,000 authorized shares with a par value of $7.00 per share; each share will have the voting rights equal to 1 share of common stock; each share will be convertible into one share of common stock at the stockholder's discretion.

On December 4, 2009, we issued 22,000 shares of Series 1, Class P-1 preferred stock to Mr. Louis Bertoli in consideration for satisfaction of an outstanding debt incurred from a cash loan of $192,500 provided to the Company by Mr. Bertoli.

On June 27, 2012,we issued 2,500,000 shares of common stock to Mr. Louis Bertoli in consideration for satisfaction of $500,000 of advances from stockholder.

On June 28, 2012, pursuant to the terms of a Patent Purchase Agreement made by and between the Company and GIOTOS Limited, we issued 100,000,000 shares of common stock to GIOTOS Limited, a company owned and controlled by Mr. Louis Bertoli. The number of shares issued and the purchase price are subject to a fairness opinion and a valuation of the patents and may be adjusted based upon the fairness opinion and the valuation of the patents.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has advances payable to its current majority stockholder totaling $112,669 as of June 30, 2012 and $450,844 as of December 31, 2011. All transactions with Mr. Louis Bertoli or his affiliated companies are considered to be related party transactions. These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director (“Amersey”). Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the six months ended June 30, 2012 and 2011, the Company incurred expenses of $20,000 and $30,000, respectively, in relation to these services. The Company prepaid Amersey the sum of $15,000 for third Quarter fees.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. BCTAR is a company controlled by Amersey. For the six months ended June 30, 2012 and 2011, the Company incurred expenses of $3,531 and $4,500, respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC, a company controlled by Amersey. For the six months ended June 30, 2012 and 2011, the Company incurred expenses of $5,878 and $850, respectively, in relation to these services.

The Company uses the services of Cheerful Services, a company controlled by Amersey. It paid $1,000 for Press releases to Cheerful Services in the 2nd Quarter.

NOTE 8 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the financial statements for all periods presented.

Summarized financial information for discontinued operations for the six-months ended June 30, 2012 and 2011and from inception to date  are as follows:

	2012	2011	Inception to date
Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Operating Expenses
General & Administrative	-	-	218,947
Total Operating Expense	-	-	218,947
Net Loss From Discontinued Operations	$-	$-	$(218,947)

NOTE 9 – SUBSEQUENT EVENTS

On August 3, 2012, the Company repaid Mr. Louis Bertoli, and no advances from stockholder are currently outstanding.

On August 6, 2012, the Company issued 1,000,000 shares of treasury common stock (the “Common Stock”)  at a price of $0.25 per share for a total purchase price of $250,000. The Common Stock was sold pursuant to the exemption from registration provided by Regulation 4(2) of the Securities Act. The sale of Common Stock was made pursuant to a Stock Purchase Agreement made by and between HPIL HOLDING and an investor, dated July 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

HPIL Holding (“we”, “us”, “our”, and the “Company”) is a development stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. (“TNT”).  On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada. As part of the merger, we changed our name to Trim Holding Group.

On May 22, 2012, we changed our name to HPIL Holding to more fully reflect our current business operations.

Most recently on July 18, 2012, we changed our business and we now intend to focus on making investments in companies, whether they are in  public or private enterprises in differing business sectors. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus seeks to acquire various types of business. Further the Company will evaluate  the acquisition of intellectual properties and technologies, with a particular interest in the healthcare and environmental quality sectors.

(b)	Material Transactions.

On June 28, 2012, we entered into a Stock Purchase Agreement with GIOTOS Limited and acquired a portfolio of patent rights in exchange for 100,000,000 shares of common stock. GIOTOS Limited is a company owned and controlled by Mr. Louis Bertoli, the Company’s majority stockholder.  A copy of the Stock Purchase Agreement is attached to this Form 10-Q.

(c)	Business of Issuer.

As a result of our  name change and the change of  business activity we will now evaluate investments in companies, whether they be public or private enterprises in various business sectors. The Company will not restrict its potential target companies to any specific business, industry or geographical location and thus seeks to acquire various types of business. The Company will also continue evaluate the acquisition of intellectual properties and technologies, with particular interest in the healthcare and environmental quality sectors.

Liquidity and Capital Resources

We are a development stage company focused on developing our business by making investments in companies, whether they be public or private enterprises in differing business sectors. Also we will continue to look at the acquisition of intellectual properties and technologies, with a particular interest in the healthcare and environmental quality sectors. Our principal business objective for the next twelve (12) months is  to continue to develop our business plan in these sectors. As we have not commenced material operations, we have not earned any revenues.

As of June 30, 2012, we had cash on hand of $9,877 and current liabilities of $133,495. As of August 20, 2012, we had cash on hand of $123,178  and current liabilities of $33,276.

The Company’s majority stockholder has provided funding in recent periods and has indicated his continued intent and ability to provide financial support to the Company at least through June 30, 2013.

Results of Operations

As a development stage company, we have not started operations; therefore, we do not have any operations to report at this time. Our focus has been on the development of our business plan. All expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company.

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

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings.

               The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the company’s financial condition.

Item 1A.  Risk Factors.

               As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

On June 27, 2012, Mr. Louis Bertoli, converted $500,000 of his loan to 2,500,000 shares of common stock.

On June 28, 2012, we issued 100,000,000 shares of common stock to GIOTOS Limited, a company controlled by Mr. Louis Bertoli,  in exchange for a portfolio of patent rights. This issuance is subject to adjustment.

(b)          Use of Proceeds.

               Not Applicable.

(c)          Affiliated Purchases of Common Stock.

On June 27, 2012, Mr. Louis Bertoli converted $500,000 of his loan to 2,500,000 shares of common stock.

On June 28, 2012, we issued 100,000,000 shares of common stock to GIOTOS Limited, a company controlled by Mr. Louis Bertoli,  in exchange for a portfolio of patent rights. This issuance is subject to adjustment based on the final valuation of patent rights.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Mine Safety Disclosures.

               Not applicable.

Item 5.  Other Information.

               None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Patents Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 31, 2009

*10.2	Purchase Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.3	Registration Rights Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.4	Rescission Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 7, 2010

*10.5	Redemption and Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 9, 2010 NEW EXHIBITS

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.4	Purchase Agreement made by and between HPIL HOLDING and GIOTOS Limited dated June 28, 2012.

* Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPIL HOLDING

Dated: August 20, 2012	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: August 20, 2012	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer