Form 10-Q
period 2012-09-30
HPIL HOLDING
filed 2012-11-19
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 19, 2012, there were 106,055,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

PART I---FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HPIL HOLDING AND SUBSIDIARIES

(formerly Trim Holding Group)

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$56,643	$-
Prepaid expense	25,472	-
Total Current Assets	82,115	-

Patents, net	24,218,750	-

Total Assets	$24,300,865	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$11,968	$93,781
Advances from stockholder	-	450,844
Total Current Liabilities	11,968	544,625

Commitments and Contingencies

Stockholders' Equity
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding on September 30, 2012 and December 31, 2011	$192,500	$192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding on September 30, 2012 and December 31, 2011,	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 105,755,000 and 2,255,000 issued and outstanding on
September 30, 2012 and December 31, 2011, respectively	10,576	226
Additional paid-in capital	25,878,832	139,182
Deficit accumulated during the development stage	(1,793,011)	(876,533)
Total Stockholders' Equity	24,288,897	(544,625)

Total Liabilities and Stockholders' Deficit	$24,300,865	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES

(formerly Trim Holding Group)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
	For the Three	For the Three	For the Nine	For the Nine	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Sales	$-	$-	$-	$-	$42,021
Cost of Goods Sold	-	-	-	-	36,419
Gross Profit	-	-	-	-	5,602

Operating Expenses:
General and administrative	71,235	4,963	135,228	86,957	798,416
Patent Amortization Expense	781,250	-	781,250	-	781,250
Total Operating Expenses	852,485	4,963	916,478	86,957	1,579,666

Loss from Continuing Operations	(852,485)	(4,963)	(916,478)	(86,957)	(1,574,064)

Loss from Discontinued Operations	-	-	-	-	(218,947)

Net Loss	$(852,485)	$(4,963)	$(916,478)	$(86,957)	$(1,793,011)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.04)	$(0.32)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	105,363,696	2,255,000	38,006,825	2,255,000	5,623,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES
(formerly Trim Holding Group)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
	For the Nine	For the Nine	From Inception
	Months	Months	(February 17,
	Ended	Ended	2004) to
	September 30,	September 30,	September 30,
	2012	2011	2012

OPERATING ACTIVITIES:
Net loss	$(916,478)	$(86,957)	$(1,793,011)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Amortization	781,250	-	781,250
Adjustments for changes in working capital:
Deferred stock offering amortization			32,842
Prepaid expenses	(25,472)	(7,167)	(25,472)
Accounts payable and accrued expenses	(81,813)	(4,240)	11,968
CASH USED IN OPERATING ACTIVITIES	(242,513)	(89,884)	(982,423)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250,000	-	269,450
Advances from stockholder	49,156	72,662	500,000
Deferred stock offering expenses	-	-	(32,842)
Advances from officers forgiven	-	-	109,958
Stock issued in settlement of debt	-	-	192,500
Proceeds from notes payable	-	11,435	-
CASH PROVIDED BY FINANCING ACTIVITIES	299,156	84,097	1,039,066

NET INCREASE (DECREASE) IN CASH	56,643	(5,787)	56,643

CASH - BEGINNING OF PERIOD	-	5,736	-

CASH - END OF PERIOD	$56,643	$(51)	$56,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES

(formerly Trim Holding Group)

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

HPIL HOLDING and Subsidiaries (or the “Company”) (formerly Trim Holding Group) was incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. A substantial part of the Company’s activities were involved in developing a business plan to market and distribute fashion products.

On June 16, 2009, the majority interest in the Company was purchased in a private agreement by Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses.

On October 7, 2009, the Company merged with and into Trim Nevada, Inc., which became the surviving corporation. The merger did not result in any change in the Company’s management, assets, liabilities, net worth or location of principal executive offices. However, this merger changed the legal domicile of the Company from Delaware to Nevada where Trim Nevada, Inc. was incorporated. Each outstanding share of TNT Designs, Inc. was automatically converted into one share of the common stock of Trim Nevada, Inc. Pursuant to the merger, the Company changed its name from TNT Designs, Inc. to Trim Holding Group and announced the change in the Company’s business focus to health care and environmental quality sectors. Afterwards the Company determined it no longer needed its inactive subsidiaries, and as such, all three subsidiaries were dissolved.

On May 21, 2012, the Company changed its name to HPIL HOLDING.

As of September 30, 2012, the Company has yet commenced operations. Expenses incurred from February 17, 2004 (date of inception) through June 30, 2012 relate to the Company’s formation and general administrative activities.

HPIL HOLDING’s intends that its main activity will be in the business of investing in differing business sectors.

To begin the implementation of the business plan on September 10, 2012, Company organized six new subsidiary companies. Each of these subsidiary companies is wholly (100%) owned by the Company. The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc.  These companies have been organized to implement the various growth strategies of the Company.  HPIL HEALTHCARE Inc. has been organized to facilitate investments in the health care sector.  HPIL ENERGYTECH Inc. has been organized to facilitate investments in the energy sector. HPIL WORLDFOOD Inc. has been organized to facilitate investments in the food sector.  HPIL REAL ESTATE Inc.. has been organized to facilitate  investments in the real estate sector.  HPIL GLOBALCOM Inc. has been organized to facilitate investments in the communication sector and HPIL ART&CULTURE Inc. has been organized to facilitate investments in the art and culture sector. We intend to make such investments in the United States and worldwide if adequate candidates can be identified.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year end December 31, 2011 included in our Annual Report on Form 10-K/A filed with SEC on April 24, 2012. Additionally, our operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the 12 months ending December 31, 2012 or for any other period. As of September 30, 2012 none of the above subsidiaries have begun operations.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss in 2012 and for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. The Company has positive working capital of $70,147 at September 30, 2012. The Company’s majority stockholder has provided funding in recent periods and has indicated his intent to provide financial support to the Company at least through September 30, 2013.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company. The Company is still devoting substantially all of its efforts to developing its business and its planned principal operations. Operations  have not yet commenced, but are planned to commence in the next twelve months.

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

As of September 30, 2012 and December 31, 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

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

For the Quarters ended September 30, 2012 and 2011 and for the period from inception (February 17, 2004) to September 30, 2012, there were no outstanding instruments having a dilutive effect, due to the recurring losses

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and nine months ended September 30, 2012 and 2011, the Company had the following non-cash transaction:

	Three Months Ended		Nine Months Ended
	Sept 30		Sept 30
	2012	2011	2012	2011
2,500,000 shares of common stock issued for repayment of advances from stockholder	$0	$0	$500,000	$0

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements significantly affect the Company.

NOTE 4 – INTANGIBLE ASSETS - PATENTS

On June 28, 2012, the Company and GIOTOS Limited (“GIOTOS”) entered into a Stock Purchase Agreement whereby the Company acquired a portfolio of patent rights (the “Patents”) from GIOTOS in exchange for 100,000,000 shares of common stock. GIOTOS is a company owned and controlled by Mr. Louis Bertoli, the Company’s majority shareholder. The Patents were valued at $25,000,000 which was GIOTOS’s carryover basis of the Patents as well as the estimated fair value of the Company’s common stock at the date of the acquisition.  The valuation of the Patents is preliminary as management intends, but has not received an independent valuation of all patents acquired, and any valuation amount that is less than the recorded amount will be adjusted, once the valuation is received. The Patents have a useful life of eight years and will be amortized on a straight line basis over that period. Amortization expense of $781,250 has been recorded for the three and nine  months ended September 30, 2012.

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

On June 27, 2012, we issued 2,500,000 shares of common stock to Mr. Louis Bertoli in consideration for satisfaction of $500,000 of advances from stockholder.

On June 28, 2012, pursuant to the terms of a Patent Purchase Agreement made by and between the Company and GIOTOS, we issued 100,000,000 shares of common stock to GIOTOS, a company owned and controlled by Mr. Louis Bertoli. The number of shares issued and the purchase price are subject to a fairness opinion and a valuation of the patents and may be adjusted based upon the fairness opinion and the valuation of the patents.

On August 6, 2012, the Company issued 1,000,000 shares of its common stock at a price of $0.25 per share for a total purchase price of $250,000, pursuant to the exemption from registration provided by Regulation 4(2) of the Securities Act. The sale was made pursuant to a Stock Purchase Agreement made by and between the Company and an investor, dated July 30, 2012.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had advances payable to its current majority shareholder totaling $450,844 as of December 31, 2011, which were repaid and converted into common stock during the nine months ended September 30, 2012.. All transactions with Mr. Louis Bertoli or his affiliated companies are considered to be related party transactions. These advances were made to be used for working capital.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director (“Amersey”). Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the nine months ended September 30, 2012 and 2011, the Company incurred expenses of $30,000 and $35,000, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. BCTAR is a company controlled by Amersey. For the nine months ended September 30, 2012 and 2011, the Company incurred expenses of $5,345. and $3,375, respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC, a company controlled by Amersey. For the nine months ended September 30, 2012 and 2011, the Company incurred expenses of $5,878 and $850, respectively, in relation to these services.

The Company has prepaid Amersey Investments LLC $10,000, Freeland Venture Resources $6,188, and Cheerful Services $1,750. These charges will be reflected in 4th quarter, 2012.

NOTE 8 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the unaudited condensed consolidated financial statements for all periods presented.

Summarized financial information for discontinued operations for the nine-months ended September 30, 2012 and 2011and from inception to date  are as follows:

	2012	2011	Inception to date
Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Operating Expenses
General & Administrative	-	-	218,947
Total Operating Expense	-	-	218,947
Net Loss From Discontinued Operations	$-	$-	$(218,947)

NOTE 9 – SUBSEQUENT EVENTS

On October 1, 2012, the Company canceled the award of 22,000 shares of preferred stock made to Mr. Bertoli on December 4, 2009.  In exchange, the Company issued an unsecured note, non-interest bearing and due on demand, to Mr. Bertoli in the amount of $192,500.

On October 8, 2012, the Company issued 300,000 shares of its common stock at a price of $0.85 per share for a total purchase price of $255,000, pursuant to the exemption from registration provided by Regulation 4(2) of the Securities Act. The sale was made pursuant to the stock purchase agreement made by and between the Company and an investor, dated October 1, 2012.

On October 26, 2012, with  we entered  in a certain quota purchase agreement in cooperation with our wholly owned subsidiary HPIL Real Estate Inc. for the acquisition of 32% of Haesler Real Estate Management, a real estate management Swiss company operating in Europe, in exchange for 350,000 shares of common stock of the Company.

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

HPIL HOLDING and Subsidiaries ( or “we”, “us”, “our”, or the “Company”) is a development stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. (“ TNT”).  On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada. As part of the merger, we changed our name to Trim Holding Group.

On May 22, 2012, we changed our name to HPIL HOLDING to more fully reflect our current business operations.

Most recently on July 18, 2012, we changed our business plan. Our current intention is to focus on making investments in companies, whether they are public or private enterprises in differing business sectors. The Company will not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses. Further the Company will evaluate the acquisition of intellectual properties and technologies for investment, with a particular interest in the healthcare and environmental quality sectors.

On September 10, 2012, Company organized six new subsidiary companies. Each of these subsidiary companies is wholly (100%) owned by the Company. The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. These companies have been organized in order to satisfy the various growth strategies of the Company.

HPIL HEALTHCARE Inc. has been organized to facilitate investments in the health care sector. HPIL ENERGYTECH Inc. has been organized to facilitate investments in the energy sector. HPIL WORLDFOOD Inc. has been organized to facilitate investments in the food sector. HPIL REAL ESTATE Inc.. has been organized to facilitate  investments in the real estate sector. HPIL GLOBALCOM Inc. has been organized to facilitate investments in the communication sector and HPIL ART&CULTURE Inc. has been organized to facilitate investments in the art and culture sector.

Such investments may be made in the United States and worldwide.

(b)	Material Transactions.

               On June 28, 2012, we entered into a Stock Purchase Agreement with GIOTOS Limited and acquired a portfolio of patent rights in exchange for 100,000,000 shares of common stock. GIOTOS Limited is a company owned and controlled by Mr. Louis Bertoli. A copy of the Stock Purchase Agreement was filed to an 8K filed August 20, 2012.

(c)	Business of Issuer.

As a result of our change in business activity we plan to now evaluate investments in companies, whether they be public or private enterprises in various business sectors. We will not restrict our target companies to a specific business, industry or geographic location and thus we seek to acquire various types of businesses. The Company will also continue evaluate the acquisition of intellectual properties and technologies, with particular interest in the healthcare and environmental quality sectors.

Liquidity and Capital Resources

We are a development stage company focused on developing our business by making investments in companies, whether they be public or private enterprises in a differing business sectors. Also we will continue to evaluate at the acquisition of intellectual properties and technologies, with a particular interest in the healthcare and environmental quality sectors. Our principal business objective for the next twelve (12) months is  to continue to develop our business plan in these sectors. As we have not commenced material operations, we have not earned any revenues.

As of  September 30, 2012, we had cash on hand of $56,643 and current liabilities of $21,908. As of November 19, 2012, we had cash on hand of $106,960 and current liabilities of $85,000, totally owed to the Company’s majority stockholder.

The Company’s majority stockholder has provided funding in recent periods and has indicated his continued intent and ability to provide financial support to the Company at least through September 30, 2013.

Results of Operations

As a development stage company, we have not started operations; therefore, we do not have results or operations to report at this time. To date our focus has been on the development of our business plan. All expenses to date are related to the development of our business plan and other expenses related to the daily operations of a public company.

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

There were no changes in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

On June 27, 2012, Mr. Louis Bertoli, converted $500,000 of a loan to the Company into 2,500,000 shares of common stock.

On June 28, 2012, we issued 100,000,000 shares of common stock to GIOTOS Limited, a company controlled by Mr. Louis Bertoli,  in exchange for a portfolio of patent rights. This issuance is subject to adjustment as specified in the Stock Purchase Agreement filed as an exhibit to this Form 10-Q.

On August 6, 2012, the Company issued 1,000,000 shares of its common stock at a price of $0.25 per share for a total purchase price of $250,000, pursuant to the exemption from registration provided by Regulation 4(2) of the Securities Act. The sale was made pursuant to the stock purchase agreement made by and between the Company and an investor, dated July 30, 2012.

(b)          Use of Proceeds.

               Not Applicable.

(c)          Affiliated Purchases of Common Stock.

On June 27, 2012, Mr. Louis Bertoli converted $500,000 of a loan to the Company into 2,500,000 shares of common stock.

On June 28, 2012, we issued 100,000,000 shares of common stock to GIOTOS Limited, a company controlled by Mr. Louis Bertoli,  in exchange for a portfolio of patent rights. This issuance is subject to adjustment as specified in the Stock Purchase Agreement filed as an exhibit to this Form 10-Q.

ITEM 3.  Defaults Upon Senior Securities.

               None.

ITEM 4.  Mine Safety Disclosures.

               Not applicable.

ITEM 5.  Other Information.

               None.

ITEM 6.  Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation;
*3.2	By-laws;
*10.1	Patents Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 31, 2009;
*10.2	Purchase Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010;
*10.3	Registration Rights Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010;
*10.4	Rescission Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 7, 2010;
*10.5	Redemption and Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 9, 2010;
*10.6	Stock Purchase Agreement by and between HPIL Holding and GIOTIS Limited;
*10.7	Quota Purchase Agreement made by and between an investor and HPIL Holding;
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended;
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended;
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002;
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPIL HOLDING

Dated: November 19, 2012	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman, Director of the Board of Directors.

Dated: November 19, 2012	By:
/s/ Nitin Amersey
Nitin Amersey
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer, Director of the Board of Directors.