Form 10-Q/A
period 2012-09-30
HPIL HOLDING
filed 2012-12-10
CIK 1286345

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No 

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer 	Accelerated Filer 

Non-accelerated Filer 	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  ☒

As of November 19, 2012, there were 106,055,000 shares of common stock, par value $0.0001, issued and outstanding.

Explanatory Note

The purpose of this Amendment Number 1 (the “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012 (the “Form 10-Q”), is to: (i) correct a typographical error under Item 1. Financial Statements by removing the parentheses around the figure in the condensed consolidated statements of cash flows for accounts payable and accrued expenses for the nine months ended September 30, 2011 and (ii) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than as described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, or exhibits filed as part of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed “filed” with or a part of any registration statement or prospectus into which the Form 10-Q (or this Amendment No. 1 thereto) is incorporated by reference for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liabilities of any of those sections.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

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

HPIL HOLDING AND SUBSIDIARIES
(formerly Trim Holding Group)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
	For the Nine	For the Nine	From Inception
	Months	Months	(February 17,
	Ended	Ended	2004) to
	September 30,	September 30,	September 30,
	2012	2011	2012

OPERATING ACTIVITIES:
Net loss	$(916,478)	$(86,957)	$(1,793,011)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Amortization	781,250	-	781,250
Adjustments for changes in working capital:
Deferred stock offering amortization			32,842
Prepaid expenses	(25,472)	(7,167)	(25,472)
Accounts payable and accrued expenses	(81,813)	4,240	11,968
CASH USED IN OPERATING ACTIVITIES	(242,513)	(89,884)	(982,423)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250,000	-	269,450
Advances from stockholder	49,156	72,662	500,000
Deferred stock offering expenses	-	-	(32,842)
Advances from officers forgiven	-	-	109,958
Stock issued in settlement of debt	-	-	192,500
Proceeds from notes payable	-	11,435	-
CASH PROVIDED BY FINANCING ACTIVITIES	299,156	84,097	1,039,066

NET INCREASE (DECREASE) IN CASH	56,643	(5,787)	56,643

CASH - BEGINNING OF PERIOD	-	5,736	-

CASH - END OF PERIOD	$56,643	$(51)	$56,643

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

To begin the implementation of the business plan on September 10, 2012, Company organized six new subsidiary companies. Each of these subsidiary companies is wholly (100%) owned by the Company. The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. These companies have been organized to implement the various growth strategies of the Company. HPIL HEALTHCARE Inc. has been organized to facilitate investments in the health care sector. HPIL ENERGYTECH Inc. has been organized to facilitate investments in the energy sector. HPIL WORLDFOOD Inc. has been organized to facilitate investments in the food sector. HPIL REAL ESTATE Inc. has been organized to facilitate investments in the real estate sector. HPIL GLOBALCOM Inc. has been organized to facilitate investments in the communication sector and HPIL ART&CULTURE Inc. has been organized to facilitate investments in the art and culture sector. We intend to make such investments in the United States and worldwide if adequate candidates can be identified.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had advances payable to its current majority shareholder totaling $450,844 as of December 31, 2011, which were repaid and converted into common stock during the nine months ended September 30, 2012. All transactions with Mr. Louis Bertoli or his affiliated companies are considered to be related party transactions. These advances were made to be used for working capital.

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

Summarized financial information for discontinued operations for the nine-months ended September 30, 2012 and 2011 and from inception to date are as follows:

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

PART II-OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Patents Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 31, 2009

*10.2	Purchase Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.3	Registration Rights Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.4	Rescission Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 7, 2010

*10.5	Redemption and Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 9, 2010

*10.6	Stock Purchase Agreement by and between HPIL Holding and GIOTIS Limited

*10.7	Quota Purchase Agreement made by and between an investor and HPIL Holding

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPIL HOLDING

Dated: December 10, 2012	By:	/s/Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: December 10, 2012	By:
/s/Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer

