Form 10-K
period 2012-12-31
HPIL HOLDING
filed 2013-04-16
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number: 333-121787

HPIL HOLDING

(Exact name of registrant as specified in its charter)

Nevada	20-0937461
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7075 Gratiot Road, Suite One, Saginaw, MI 48609

(Address of Principal Executive Offices)(Zip Code)

(248) 750-1015

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

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2012 was $63,475 (computed by reference to the price at which the registrant’s common stock was last sold).

As of April 16, 2013, the registrant had 56,671,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

HPIL Holding

2012 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

ITEM 1.	BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to HPIL Holding.

(a)	Business Background.

HPIL Holding and its subsidiaries (“we”, “us”, “our”, or the “Company”) is a development stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc.  On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada. As part of the merger, we changed our name to Trim Holding Group.

On May 22, 2012, we changed our name to HPIL Holding to more fully reflect our current business operations.

On July 18, 2012, we changed our business plan. We are currently focused on making investments in companies, whether they are public or private enterprises in differing business sectors. The Company will not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses. Further, the Company will evaluate the acquisition of intellectual properties and technologies for investment, with a particular interest in the healthcare and environmental quality sectors.

On September 10, 2012, Company organized six new subsidiary companies. Each of these subsidiary companies is wholly (100%) owned by the Company and is incorporated in Nevada. The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. These companies have been organized in order to satisfy the various growth strategies of the Company.

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

Such investments may be made in the United States and worldwide.

(b)	Significant Business Transactions Overview.

On June 28, 2012, we entered into a Stock Purchase Agreement with GIOTOS Limited and, on April 10, 2013, entered into a related Amendment to the Assignment of Patents to acquire a portfolio of healthcare sector patent rights related to a “Massage Vibrator for the Relief of Aches and Pain” and other related business processes and know-how (collectively, the “IFLOR Business”), in exchange for 100,000,000 shares of the Company’s common stock. The parties closed the transaction by executing a Closing Agreement on April 12, 2013, which resulted in a return of 50,000,000 shares of common stock to the Company.  GIOTOS Limited is a company owned and controlled by Mr. Louis Bertoli, our majority stockholder, President, CEO, and Chairman of the Board of Directors.  More details of this transaction may be found in Items 5 and 7 herein.

On October 16, 2012, the Company's wholly owned subsidiary HPIL HEALTHCARE Inc. was approved to develop certain patents and related business and product owned by the Company related to a “Massage Vibrator for the Relief of Aches and Pain”, and to begin manufacture the Stimulating Massage Device in accordance with the patents.

On October 26, 2012, pursuant to the terms of the Quota Purchase Agreement (“Quota Purchase Agreement”) made by and between the Company and Daniel Haesler (“Haesler”), a stockholder of the Company, the Company agreed to acquire from Haesler thirty-two percent (32%) of Haesler Real Estate Management (the “Quotas”), a real estate management company, in exchange for 350,000 shares of common stock of the Company (the “Shares”).  On December 14, 2012, in connection with the execution of that certain Closing Agreement entered into between Company, HPIL REAL ESTATE Inc., and Haesler, Company assigned its rights and obligations under the Quota Purchase Agreement to HPIL REAL ESTATE Inc.  Following the assignment, HPIL REAL ESTATE Inc., on December 14, 2012, we assigned and transferred the Shares to Haesler and Haesler, on December 17, 2012, assigned and transferred the Quotas to HPIL REAL ESTATE Inc. in accordance with the terms and conditions of the Quota Purchase Agreement.

On November 27, 2012, the Company's wholly owned subsidiary HPIL ART&CULTURE Inc. entered into a Cooperation Agreement with the World Traditional Fudokan Shotokan Karate-Do Federation (WTFSKF), a worldwide karate federation, to develop and cooperate to expand projects between the parties.

On December 4, 2012, the Company's wholly owned subsidiary HPIL ART&CULTURE Inc. entered into a cooperation agreement with Social Art World Ltd., a private company focused on investing in the art sector. The parties will work cooperatively to develop and expand projects.

On December 20, 2012, the Company's wholly owned subsidiary HPIL ENERGYTECH Inc. entered into a cooperation agreement with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions. The parties will work cooperatively to develop and expand projects.

On February 22, 2013, HPIL granted to its wholly owned subsidiary HPIL HEALTHCARE Inc. an exclusive license to use the patents relating to the "Massage Vibrator for the Relief of Aches and Pain" for the production, use, or sale of the resulting products throughout the world and especially in countries where we have the license to the patents.

(c)	Business of Issuer.

We are currently focused on making investments in companies, whether they are public or private enterprises in differing business sectors. The Company will not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses. Further, the Company will evaluate the acquisition of intellectual properties and technologies for investment, with a particular interest in the healthcare and environmental quality sectors.

A concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and hope to generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  As of now, we expect our primary retail outlet will be pharmacy chains worldwide.  Design and molding of the product are underway as of the first quarter of 2013.  We plan to engage manufacturers for production, expect to reach full production by the fourth quarter of 2013, and begin supplying the product to retail outlets in 2014.

Employees

We have commenced only limited operations; therefore, we have no full-time employees. Our officers, Louis Bertoli and Nitin Amersey, and our directors, Louis Bertoli, Nitin Amersey, John B. Mitchell, and John Dunlap, III, provide services to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.

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

Reports to Security Holders

We will be a reporting company and will comply with the requirements of the Exchange Act.  We will file quarterly and annual reports and other information with the SEC, and we will send a copy of our annual report together with audited consolidated financial statements to each of our shareholders.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

Market Information

Before we effectuated the merger (as described herein in the Business Background Section) on October 7, 2009, we traded on the OTC Bulletin Board under the name TNT Designs, Inc. and trade symbol “TNTD”. After the merger and change in name and business the Company traded on the OTC Bulletin Board under the trade symbol “TRHG”. On February 23, 2010, TRHG was delisted from the OTC Bulletin Board due to non-timely filings of periodic reports and was subsequently quoted on the Pink Sheets. Since the Company name change (as described herein in the Business Background Section) on May 22, 2012, our Common Stock trades on the OTC Bulletin Board (OTCQB) under the symbol “HPIL.”  Because we have been operating under our new trade symbol for a short duration of time and have not commenced operations of our new business nor have we generated revenue from the new business, there has been limited market activity up to this point in time. The following table sets forth, for the periods indicated, the high and low bid information for our Common Stock as determined from sporadic quotations on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Year Ended December 31, 2012
First Quarter	$0.25	$0.25
Second Quarter	$0.25	$0.25
Third Quarter	$0.25	$0.85
Fourth Quarter	$0.85	$5.00

Security Holders

As of April 16, 2013, there were 56,671,000 common shares outstanding which were held by approximately 417 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all of our future earnings to finance the growth and development of our business.

Transfer Agent

Bay City Transfer Agency and Registrar, Inc. is currently serving as our transfer agent.

Common Stock

We are authorized to issue 400,000,000 shares of common stock with a par value of $0.0001, of which 56,671,000 shares are issued and outstanding as of April 16, 2013. Each holder of our shares of our common stock is entitled to one (1) vote per share on all matters to be voted upon by the stockholders, including the election of directors. The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights. There is no provision in our Articles of Incorporation or By-laws that would delay, defer or prevent a change in control of our Company.

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock. We have designated 25,000,000 shares of our preferred stock as Series 1, Class P-1 stock with a par value of $8.75 per share (“Class 1 Shares”). We have designated 75,000,000 shares of Series 2, Class P-2 stock with a par value of $7.00 per share (“Class 2 Shares”).

There are no shares of preferred stock (as defined herein) issued and outstanding as of April 16, 2013.

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

Recent Sales of Unregistered Securities

On June 27, 2012, Mr. Louis Bertoli converted $500,000 of a loan made to the Company to 2,500,000 shares of common stock of the Company.

On June 28, 2012, we entered into a Stock Purchase Agreement with GIOTOS Limited and, on April 10, 2013, entered into a related Amendment to the Assignment of Patents to acquire the IFLOR Business in exchange for 100,000,000 shares of common stock.  The parties closed the transaction by executing a Closing Agreement on April 12, 2013, thereby reducing the consideration to 50,000,000 shares in accordance with the terms of the Stock Purchase Agreement.  More details of this transaction may be found in the “Return of Securities to Issuer” section under this Item and in Item 7.

On July 30, 2012, we entered into a Stock Purchase Agreement with Daniel Haesler (“Haesler”), pursuant to which we sold 1,000,000 shares of common stock at a price of $0.25 per share for a total purchase price of $250,000. Pursuant to the terms and conditions of the Stock Purchase Agreement, we issued the 1,000,000 shares to Haesler on August 6, 2012.

On October 1, 2012, we entered into a Stock Purchase Agreement with Haesler, pursuant to which we sold 300,000 shares of common stock at a price of $0.85 per share for a total purchase price of $255,000. Pursuant to the terms and conditions of the Stock Purchase Agreement, we issued the 300,000 shares to Haesler on October 8, 2012.

On October 26, 2012, pursuant to the terms of the Quota Purchase Agreement made by and between the Company and Haesler, the Company agreed to acquire from Haesler thirty-two percent (32%) of Haesler Real Estate Management (the “Quotas”), a real estate management company, in exchange for 350,000 shares of common stock of the Company (the “Shares”).  On December 14, 2012, in connection with the execution of that certain Closing Agreement entered into between Company, HPIL REAL ESTATE Inc., and Haesler, Company assigned its rights and obligations under the Quota Purchase Agreement to REAL ESTATE Inc.  Following the assignment, REAL ESTATE Inc., on December 14, 2012, we assigned and transferred the Shares to Haesler and Haesler, on December 17, 2012, assigned and transferred the Quotas to REAL ESTATE Inc. in accordance with the terms and conditions of the Quota Purchase Agreement.

On December 11, 2012, we entered into a Stock Purchase Agreement with Haesler, pursuant to which we sold 250,000 shares of common stock at a price of $1 per share for a total purchase price of $250,000. Pursuant to the terms and conditions of the Stock Purchase Agreement, we issued the 250,000 shares to Haesler on December 17, 2012.

On February 27, 2013, we entered into a Stock Purchase Agreement with Haesler, pursuant to which we sold 16,000 shares of common stock at a price of $5.10 per share for a total purchase price of $81,600. Pursuant to the terms and conditions of the Stock Purchase Agreement, we issued the 16,000 shares to Haesler on March 7, 2013.

The transactions described above were exempt from registration pursuant to Section 4(2) and Rule 903 of Regulation S of the Securities Act of 1933, as amended.

Return of Securities to Issuer

On October 1, 2012, the Company cancelled an award of 22,000 shares of its Series 1 Class P-1 preferred stock (the “Preferred Stock”) made to Mr. Bertoli on December 4, 2009. In exchange for the Preferred Stock award cancellation, the Company issued an unsecured note to Mr. Bertoli in the amount of $192,500. As a result, the Preferred Stock was returned to the Company.

On April 12, 2013, the Company executed a Closing Agreement with GIOTOS Limited in relation to the Stock Purchase Agreement executed between the parties on June 28, 2012, and the Amendment to the Assignment of Patents executed between the parties on April 10, 2013, through which the Company acquired the IFLOR Business in exchange for 100,000,000 shares of common stock.  As a result of the Closing Agreement, 50,000,000 shares of common stock will be returned to the Company.  All disclosed information related to this transaction reflects the amended number of shares of 50,000,000.  The circumstances of the Closing Agreement are detailed in Item 7.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a)	Liquidity and Capital Resources.

We are a development stage company focused on developing our business by making investments in both private and public companies.  Also, we will continue to look at the acquisition of intellectual properties and technologies, with a particular interest in the healthcare and environmental quality sectors. Our principal business objective for the next twelve (12) months is to continue to develop our business plan in these sectors. As we have not commenced material operations, we have not earned any revenues.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company’s significant cumulative operating losses and negative cash flows raise substantial doubt about its ability to continue as a going concern. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. The Company has positive working capital of $150,546 at December 31, 2012. The Company has raised funds through the sale of common stock and its majority stockholder has indicated his ability and intent to provide financial support to the Company at least through December 31, 2013.

As of April 16, 2013, we had cash on hand of $33,082 and current liabilities of $0.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2013.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We have incurred losses since inception and our ability to continue as a going‑concern depends upon our ability to develop profitable operations and to continue to raise adequate financing.

Net cash provided by (used in) operating activities.  During the fiscal year ended December 31, 2012, net cash used in operating activities was $(383,506) compared with $(109,963) used in operating activities for the fiscal year ended December 31, 2011.  The cash flow used in operating activities in the fiscal years ended December 31, 2012 and 2011 was primarily the result of incurred operating expenses.

Net cash provided by (used in) investing activities. During the fiscal year ended December 31, 2012, net cash used in investing activities was $(87,604) compared with $Nil used in investing activities for the fiscal year ended December 31, 2011.  The cash flow used in investing activities in the fiscal year ended December 31, 2012 was primarily the result of purchase of molds and designs for production.

Net cash provided by (used in) financing activities. During the fiscal year ended December 31, 2012, net cash provided by financing activities was $689,156 compared with $104,227 provided by financing activities for the fiscal year ended December 31, 2011.  The cash flow provided by financing activities in the fiscal year ended December 31, 2012 was primarily derived from proceeds from the issuance of common stock. The cash flow provided by financing activities in the fiscal year ended December 31, 2011 was primarily attributable to advances from shareholders.

On June 28, 2012, we executed a certain Stock Purchase Agreement with GIOTOS Limited and, on April 10, 2013, we executed a certain Amendment to the Assignment of Patents with GIOTOS Limited, through which we acquired the IFLOR Business, which consists of a portfolio of healthcare sector patent rights related to a “Massage Vibrator for the Relief of Aches and Pain” and other business processes and know-how, from GIOTOS Limited in exchange for 100,000,000 shares of common stock, valued at $25,000,000, based on the fair value tentatively assigned to the IFLOR Business based on the best information available to us at the time of the transaction.  In accordance with the terms of the Stock Purchase Agreement and the Amendment to the Assignment of Patents, the initial valuations were subject to adjustment by independent third-party valuations. We subsequently obtained the expected third-party valuations of the IFLOR Business and of the shares (the “Valuations”).  Based on the Valuations, the Company exercised its right to adjust the amount of shares pursuant to the terms of the Stock Purchase Agreement.  On April 12, 2013, we executed a Closing Agreement with GIOTOS Limited to reduce the purchase price to $12,500,000 and to effect the share adjustment and return 50,000,000 shares of common stock to the Company’s treasury.  GIOTOS Limited is a company owned and controlled by Mr. Louis Bertoli, our President, CEO, and Chairman of the Board of Directors.

In accordance with generally accepted accounting principles in the United States of America (“GAAP”), assets acquired in transactions between entities under common control, as is the case with the Company and GIOTOS Limited, should be recorded at the current carrying value of the seller. Increasing the carrying value of the assets acquired to estimated fair value is not permitted under these circumstances. Based on the foregoing, at December 31, 2012, the Company has not recorded any carrying value for the acquired patents rights related to the IFLOR device as the carrying value by the seller was not material. Accordingly, the difference between the initial preliminary transaction price of $25,000,000 and the final value of the assets recorded of zero has been recorded in equity as a capital transaction whereby the 50,000,000 shares issued as consideration were recorded to common stock at par value with the offset recorded to additional paid-in capital.

The Company initially filed its quarterly reports on Form 10-Q for the quarters ended June 30, 2012, and September 30, 2012, as though the transaction with GIOTOS Limited, and between GIOTOS Limited and the patent holders, was an arm’s length transaction and not a transaction between entities under common control. As a result, the Company intends to file amended quarterly reports on Form 10-Q for the quarters ended June 30, 2012, and September 30, 2012, to adjust previously reported financial statements. These adjustments, including to shares outstanding at December 31, 2012, have been reflected retrospectively in this annual report on Form 10-K.

(b)	Results of operations.

As we are a development stage company, we are not yet operational; therefore, we do not have any operations to report at this time. Our focus has been on the development of our business plan. All substantial expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company.

A concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and hope to generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  As of now, we expect our primary retail outlet will be pharmacy chains worldwide.  Design and molding of the product are underway as of the first quarter of 2013.  We plan to engage manufacturers for production, expect to reach full production by the fourth quarter of 2013, and begin supplying the product to retail outlets in 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HPIL Holding and Subsidiaries

We have audited the accompanying consolidated balance sheets of HPIL Holding and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (February 17, 2004) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HPIL Holding and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year then ended and for the period from inception (February 17, 2004) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

Farmington Hills, Michigan

April 16, 2013

HPIL HOLDING and Subsidiaries
(formerly Trim Holding Group)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
	2012	2011
ASSETS

Current assets:
Cash	$218,046	$-
Prepaid expense	10,000	-
Total current assets	228,046	-

Property and equipment	87,605	-
Other assets:
Investment in affiliated company	297,500	-
Total other assets	385,105	-

Total assets	$613,151	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$-	$93,781
Advances from stockholder	-	450,844
Notes payable to stockholder	77,500	-
Total current liabilities	77,500	544,625

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; nil issued and
outstanding at December 31, 2012, and 22,000 issued and outstanding at December 31, 2011	-	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; nil issued and
outstanding at December 31, 2012 and 2011,	-	-
Common stock par value $0.0001;
400,000,000 shares authorized; 56,655,000 issued and
outstanding at December 31, 2012 and 2,255,000 issued and outstanding at December 31, 2011	5,666	226
Additional paid-in capital	1,686,243	139,182
Deficit accumulated during the development stage	(1,156,258)	(876,533)
Total stockholders' equity (deficit)	535,651	(544,625)

Total liabilities and stockholders' equity (deficit)	$613,151	$-

The accompanying notes are an integral part of these consolidated financial statements.

HPIL HOLDING and Subsidiaries
(formerly Trim Holding Group)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31,	December 31,
	2012	2011	2012

Sales	$-	$-	$42,021
Cost of goods sold	-	-	36,419
Gross profit	-	-	5,602

Operating expenses:
General and administrative	279,725	158,931	942,913
Total operating expenses	279,725	158,931	942,913

Loss from continuing operations	(279,725)	(158,931)	937,311

Loss from discontinued operations, net of $0 tax	-	-	(218,947)

Net loss	$(279,725)	$(158,931)	$(1,156,258)

Weighted average shares
outstanding - Basic and diluted	29,632,596	2,255,260	5,580,988
Loss from continuing operations	$(0.01)	$(0.07)	$(0.17)
Loss from discontinued operations	-		(0.04)
Net Loss per common share	$(0.01)	$(0.07)	$(0..21)

The accompanying notes are an integral part of these consolidated financial statements.

HPIL HOLDING
(formerly Trim Holding Group)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 2004) TO DECEMBER 31, 2012

									Deficit
									Accumulated
	Preferred Stock		Preferred Stock				Additional	Stock	During The	Total
	Series 1, Class P-1		Series 2, Class P-2		Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Receivable	Stage	Deficit

Sale of common stock to officer, at $0.0001,
per share (February 17, 2004)	-	$-	-	$-	2,000,000	$200	$-	$-	$-	$200

Sale of common stock under private placement,
at $0.10, per share, (March to May 2004)	-	-	-	-	100,000	10	9,990	-	-	10,000

Stock issued for services at $0.10, per share,
(December 2004)	-	-	-	-	100,000	10	9,990	-	-	10,000

Sale of common stock sold under private
placement, at $0.10, per share, (March 2005)	-	-	-	-	92,500	9	9,241	-	-	9,250

Officer advances and accrued expenses discharged	-	-	-	-	(30,000)	(3)	109,961	-	-	109,958

Stock issued to officer to satisfy debt at $8.75
per share (December 4, 2009)	22,000	192,500	-	-	-	-	-	-	-	192,500

Stock issued as consideration for patent agreement
at $7.00 per share (December 31, 2009), net of discount	-	-	3,750,000	12,252,500	-	-	-	-	-	12,252,500

Cancellation of shares by Board approval
(May 27, 2010)	-	-	-	-	(2,500)	-	-	-	-	-

Stock issued for subscription receivable	-	-	-	-	6,000,000	600	41,999,400	(42,000,000)	-	42,000,000

Cancellation of stock issues for subscription receivable	-	-	-	-	(6,000,000)	(600)	(41,999,400)	42,000,000	-	(42,000,000)
December 6, 2010

Cancellation of stock issued as consideration for patent
agreement, December 6, 2010	-	-	(3,750,000)	(12,252,500)	-	-	-	-	-	(12,252,500)

Net loss for the period from inception (February 17, 2004)
to December 31, 2010	-	-	-	-	-	-	-	-	(717,602)	(717,602)

Balance as of December 31, 2010	22,000	192,500	-	-	2,260,000	226	139,182	-	(717,602)	(385,694)
Cancellation of shares at par	-	-	-	-	(5,000)	-	-	-	-	-
Net loss for 2011	-	-	-	-	-	-	-	-	(158,931)	(158,931)
Balance as of December 31, 2011	22,000	$192,500	-	$-	2,255,000	$226	$139,182	$-	$(876,533)	$(544,625)

Conversion of loan by officer to common stock on June 27, 2012	-	-	-	-	2,500,000	250	499,750	-	-	500,000

Stock issued as consideration for patent agreement on June 28, 2012	-	-	-	-	50,000,000	5,000	(5,000)	-	-	-

Sale of stock under private placement at $0.25 per share on July 30, 2012	-	-	-	-	1,000,000	100	249,900	-	-	250,000

Sale of stock under private placement at $0.85 per share on October 1, 2012	-	-	-	-	300,000	30	254,970	-	-	255,000

Issuance of shares for investment in an affiliated company at $0.85 per share on October 26, 2012	-	-	-	-	350,000	35	297,465	-	-	297,500

Sale of stock under private placement at $1,00 a share on December 11, 2012	-	-	-	-	250,000	25	249,975	-	-	250,000

Cancellation of series 1 class P-1 preferred stock issued to an officer in exchange for a note on October 2, 2012	(22,000)	(192,500)	-	-	-	-	-	-	-	(192,500)

Net Loss for 2012	-	-	-	-	-	-	-	-	(279,725)	(279,725)
Balance as of December 31, 2012	-	$-	-	$-	56,655,000	$5,666	$1,686,242	$-	$(1,156,258)	$(535,651)

The accompanying notes are an integral part of these consolidated financial statements.

HPIL HOLDING
(formerly Trim Holding Company)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

				For the Period
				From Inception
	For the Year		For the Year	(February 17,
	Ended		Ended	2004) to
	December 31,		December 31,	December 31,
	2012		2011	2012

OPERATING ACTIVITIES:
Net loss	$(279,725)		$(158,931)	$(1,156,258)
Adjustment for non-cash item:
Common stock issued for services	-		-	10,000

Deferred stock offering expense amortization	-			32,842

Adjustments for changes in working capital:
Prepaid expenses	(10,000)		16,106	(10,000)
Accounts payable and accrued expenses	(93,781)		32,862	-
NET CASH USED IN OPERATING ACTIVITIES	(383,506)		(109,963)	(1,123,416)
INVESTING ACTIVITIES:
Purchase of molds and designs	(87,604)		-	(87,604)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	755,000		-	774,450
Net advances from stockholder	49,156		112,805	500,000
Repayment of note payable to stockholder	(115,000)			(115,000)
Advances from officers	-		-	109,958
Issuance of preferred stock			-	192,500
Deferred stock offering expenses	-		-	(32,842)
Repayment of note payable			(8,578)	0
CASH PROVIDED BY FINANCING ACTIVITIES	689,156		104,227	1,429,066

NET INCREASE (DECREASE) IN CASH	218,046		(5,736)	218,046

CASH - BEGINNING OF YEAR	-		5,736	-

CASH - END OF YEAR	$218,046	$		$218,046
The accompanying notes are an integral part of these consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES

(formerly Trim Holding Group)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

HPIL HOLDING and Subsidiaries (referred to in this report as “HPIL”, the “Company”, “us”, “our” or “we”) (formerly Trim Holding Group) was incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. A substantial part of the Company’s activities were involved in developing a business plan to market and distribute fashion products.

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

On May 21, 2012, the Company changed its name to HPIL HOLDING.

As of December 31, 2012, the Company has yet commenced operations. Expenses incurred from February 17, 2004 (date of inception) through December 31, 2012 relate to the Company’s formation and general administrative activities.

HPIL HOLDING’s intends that its main activity will be in the business of investing in differing business sectors.

To begin the implementation of the business plan, on September 10, 2012, Company organized six new subsidiary companies. Each of these subsidiary companies is wholly (100%) owned by the Company. The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. These companies have been organized to implement the various growth strategies of the Company. HPIL HEALTHCARE Inc. has been organized to facilitate investments in the health care sector. HPIL ENERGYTECH Inc. has been organized to facilitate investments in the energy sector. HPIL WORLDFOOD Inc. has been organized to facilitate investments in the food sector. HPIL REAL ESTATE Inc. has been organized to facilitate investments in the real estate sector. HPIL GLOBALCOM Inc. has been organized to facilitate investments in the communication sector and HPIL ART&CULTURE Inc. has been organized to facilitate investments in the art and culture sector. We intend to make such investments in the United States and worldwide if adequate candidates can be identified.

A concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and hope to generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  As of now, we expect our primary retail outlet will be pharmacy chains worldwide.  Design and molding of the product are underway as of the first quarter of 2013.  We plan to engage manufacturers for production, expect to reach full production by the fourth quarter of 2013, and begin supplying the product to retail outlets in 2014.

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). As of December 31, 2012 none of the above subsidiaries have begun full operations.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company’s significant cumulative operating losses and negative cash flows raise substantial doubt about its ability to continue as a going concern. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. The Company has positive working capital of $150,546 at December 31, 2012. The Company has raised funds through the sale of common stock and its majority stockholder has indicated his ability and intent to provide financial support to the Company at least through December 31, 2013.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company. The Company is still devoting substantially all of its efforts to developing its business and its planned principal operations. Operations have not yet commenced, but are planned to commence in the next twelve months.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Investments in Unconsolidated Affiliates

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “The Equity Method of Accounting for Investments in Common Stock”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity. The cost method of accounting is used when the Company does not exercise significant management influence, generally when HPIL has an ownership interest of less than 20%. The Company’s investment in Haesler Real Estate LLC’s (“Haesler”) is accounted for under the equity method of accounting.  The Company’s share of Haesler’s earnings for the year ended December 31, 2012 is immaterial.

Reclassifications

Certain amounts previously reported in our 2011 financial statements have been reclassified to conform to our 2012 presentation.

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

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

As of December 31, 2012 and December 31, 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2009 and later remain subject to examination by the IRS and respective states.

Property and equipment

The Company’s property and equipment consists of molds and designs at December 31, 2012.  Once placed into operations, the Company will depreciate these assets over there estimated useful lives, expected to range between 5 and 10 years.  For the year ended December 31, 2012, the Company has not recorded any depreciation expense related to these assets.

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and the number of shares of common stock issuable upon assumed exercise of preferred stock.

For the year ended December 31, 2012 and 2011 and for the period from inception (February 17, 2004) to December 31, 2012, there were no outstanding instruments having a dilutive effect, due to the recurring losses.

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities

During the twelve months ended December 31, 2012 and 2011, the Company had the following non-cash transactions:

Year Ended
December 31,
2012
Issuance of 50,000,000 shares of common stock for acquisition of IFLOR Business	$5,000
Conversion of advances from shareholder to 2,500,000 shares of common stock	$500,000
Issuance of 350,000 shares of common stock for investment in affiliate	$297,500
Issuance of note payable for cancellation of 22,000 shares of preferred stock	$192,500

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements significantly affect the Company.

NOTE 4 – INTANGIBLE ASSETS - PATENTS

On June 28, 2012, we entered into a Stock Purchase Agreement with GIOTOS Limited and, on April 12, 2013, we entered into a related Amendment to the Assignment of Patents with GIOTOS Limited, through which we acquired  a portfolio of healthcare sector patent rights related to a “Massage Vibrator for the Relief of Aches and Pain” and other business processes and know-how related (collectively, the “IFLOR Business”), from GIOTOS Limited in exchange for 100,000,000 shares of common stock, initially valued at $25,000,000, based on the fair value tentatively assigned to the IFLOR Business based on the best information available to us at the time of the transaction.  In accordance with the terms of the Stock Purchase Agreement and the Amendment to the Assignment of Patents, the initial valuations were subject to adjustment by independent third-party valuations. We subsequently obtained the expected third-party valuations of the IFLOR Business and of the shares (the “Valuations”).  Based on the Valuations, the Company exercised its right to adjust the amount of shares pursuant to the terms of the Stock Purchase Agreement.  On April 12, 2013, we executed a Closing Agreement with GIOTOS Limited to reduce the purchase price to $12,500,000 and to effect the share adjustment and return 50,000,000 shares of common stock to the Company’s treasury. As both entities are majority owned and controlled by Mr. Bertoli, assets acquired in transactions between entities under common control should be recorded at the current carrying value of the seller. Increasing the carrying value of the assets acquired to estimated fair value is not permitted under these circumstances. Based on the foregoing, the Company has not recorded any carrying value for the acquired patents rights related to the IFLOR device. Accordingly, the difference between the transaction price and the value of the assets recorded has been recorded in equity as a capital transaction whereby the 50,000,000 shares issued as consideration were recorded to common stock at par value with the offset recorded to additional paid-in capital.

On October 16, 2012, the Company's wholly owned subsidiary HPIL HEALTHCARE Inc. was approved to develop certain patents and related and product owned by the Company related to a “Massage Vibrator for the Relief of Aches and Pain”, and to begin manufacture the “Stimulating Massage Device” in accordance with the patents.

NOTE 5 – NOTES PAYABLE

During the year ended December 31, 2010 the Company entered into an agreement with a financing company to finance the cost of D&O executive and organization liability insurance premium. The insurance policy was effective until July 30, 2011 and the unexpended portion of the premium was $8,578 as of December 31, 2010 which is included in prepaid expenses as of that date. The balance payable under the financing arrangement was $13,000 at December 31, 2011 and was paid in full during the year ended December 31, 2012.

During 2012 the Company, in agreement with the Company’s majority stockholder, cancelled its 22,000 share of preferred stock outstanding in exchange for a note payable of $192,500.  The note is non-interest bearing and payable on demand.  As of December 31, 2012, the Company has $77,500 payable to the shareholder.

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

On December 4, 2009, we issued 22,000 shares of Series 1, Class P-1 preferred stock to Mr. Louis Bertoli, the Company’s majority stockholder, in consideration for satisfaction of an outstanding debt incurred from a cash loan of $192,500 provided to the Company by Mr. Bertoli.

On June 27, 2012, we issued 2,500,000 shares of common stock to Mr. Louis Bertoli in consideration for satisfaction of $500,000 of advances from stockholder.

On June 28, 2012, pursuant to the terms of a Patent Purchase Agreement made by and between the Company and GIOTOS, we issued 100,000,000 shares of common stock to GIOTOS, a company owned and controlled by Mr. Louis Bertoli. The number of shares issued and the purchase price were subject to a valuation of the common stock and patents, and were to be adjusted based upon the these fair values.

The Company subsequently obtained the expected third-parties valuations of the IFLOR Business and of the shares (the “Valuations”).  Based on the Valuations, the Company exercised its right to adjust the amount of shares pursuant to the terms of the Stock Purchase Agreement.  On April 12, 2013, we executed a Closing Agreement with GIOTOS Limited to reduce the purchase price to $12,500,000 and to effect the share adjustment and return 50,000,000 shares to the Company.

On July 30, 2012, the Company entered into a Stock Purchase Agreement with Daniel Haesler (“Haesler”), pursuant to which we sold 1,000,000 shares of common stock at a price of $0.25 per share for a total purchase price of $250,000. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Company issued the 1,000,000 shares to Haesler on August 6, 2012.

On October 1, 2012, the Company entered into a Stock Purchase Agreement with Haesler, pursuant to which we sold 300,000 shares of common stock at a price of $0.85 per share for a total purchase price of $255,000. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Company issued the 300,000 shares to Haesler on October 8, 2012.

On October 1, 2012, the Company cancelled an award of 22,000 shares of its Series 1 Class P-1 preferred stock (the “Preferred Stock”) made to Mr. Bertoli on December 4, 2009. In exchange for the Preferred Stock award cancellation, the Company issued an unsecured note to Mr. Bertoli in the amount of $192,500. As a result, the Preferred Stock was returned to the Company’s treasury.

On October 26, 2012, pursuant to the terms of the Quota Purchase Agreement made by and between the Company and Haesler, the Company agreed to acquire from Haesler thirty-two percent (32%) of Haesler Real Estate Management (the “Quotas”), a real estate management company, in exchange for 350,000 shares of common stock of the Company (the “Shares”).  On December 14, 2012, in connection with the execution of that certain Closing Agreement entered into between Company, HPIL REAL ESTATE Inc., and Haesler, Company assigned its rights and obligations under the Quota Purchase Agreement to REAL ESTATE Inc.  Following the assignment, REAL ESTATE Inc., on December 14, 2012, the Company assigned and transferred the Shares to Haesler and Haesler, on December 17, 2012, assigned and transferred the Quotas to REAL ESTATE Inc. in accordance with the terms and conditions of the Quota Purchase Agreement.

On December 11, 2012, the Company entered into a Stock Purchase Agreement with Haesler, pursuant to which we sold 250,000 shares of common stock at a price of $1 per share for a total purchase price of $250,000. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Company issued the 250,000 shares to Haesler on December 17, 2012.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had advances payable to its current majority shareholder totaling $450,844 as of December 31, 2011, which were repaid and converted into common stock during the year ended December 31, 2012. All transactions with Mr. Louis Bertoli or his affiliated companies are considered to be related party transactions. These advances were made to be used for working capital.

The Company’s wholly owned HPIL HEALTHCARE Inc. uses the service of MB Ingenia (Italy) for the production of the "Massage Vibrator for the Relief of Aches and Pain". During 2012, HPIL HEALTHCARE Inc. incurred expenses of $87,604 in relation to these services. Mr. Bertoli, is the President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of our Company.

On June 27, 2012, Mr. Louis Bertoli converted $500,000 of a loan made to the Company to 2,500,000 shares of common stock of the Company.  Mr. Bertoli serves as an executive officer and director of our Company.

On June 28, 2012, we entered into a Stock Purchase Agreement with GIOTOS Limited and acquired a portfolio of patent rights in exchange for 100,000,000 shares of common stock. GIOTOS Limited is a company owned and controlled by Mr. Bertoli. On April 12, 2013, the Company entered into a related Closing Agreement with GIOTOS Limited which resulted in 50,000,000 of the common shares returned to the Company.

On October 1, 2012, the Company cancelled an award of 22,000 shares of its Series 1 Class P-1 preferred stock (the “Preferred Stock”) made to Mr. Bertoli on December 4, 2009. In exchange for the Preferred Stock award cancellation, the Company issued an unsecured note to Mr. Bertoli in the amount of $192,500. As a result, the Preferred Stock will be returned to the Company.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director and the CFO of the Company, Nitin Amersey (“Amersey”). Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the twelve months ended December 30, 2012 and 2011, the Company incurred expenses of $50,000 and $35,000, respectively, in relation to these services. The Company has prepaid Amersey Investments LLC $10,000. These charges will be reflected as expenses in the 1st quarter, 2013.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the twelve months ended December 31, 2012 and 2011, the Company incurred expenses of $11,370 and $4500 respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC, for Edgar filings.  Mr. Amersey is a control person in Freeland Venture Resources LLC. For the twelve months ended December 31, 2012 and 2011, the Company incurred expenses of $15,778 and $6,498 respectively, in relation to these services.

NOTE 8 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the unaudited condensed consolidated financial statements for all periods presented.

Summarized financial information for discontinued operations for the years ended December 31, 2012 and 2011 and from inception to date are as follows:

	2012	2011	Inception to date
Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Operating Expenses
General & Administrative	-	-	218,947
Total Operating Expense	-	-	218,947
Net Loss From Discontinued Operations	$-	$-	$(218,947)

NOTE 9 – INCOME TAX

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2012	2011
Income Taxes at the Statutory Rate	$ (85,000)	$ (54,037)
Valuation Allowance	117,300	60,000
State Tax	(32,300)	(5,963)
Total Income Tax	$ -	$ -

The following presents the components of the Company total income tax provision:

	2012	2011
Current Expense	$ -	$ -
Deferred Benefit	117,300	(60,000)
Change in Valuation	(117,300)	60,000
Total	$ -	$ -

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company deferred tax assets and liabilities for the years ended December 31, 2012 and 2011 are as follows

	2012	2011
Deferred Tax Assets (Liabilities)
State Tax Benefit	$ 57,200	$35,000
Operating Losses Carry Forward	393,100	298,000
Valuation Allowance	(450,300)	(333,000)
	$ -	$ -

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception. At December 31, 2012, the Company has operating loss carry forwards totaling $1,156,257 that may be used to reduce future taxable income. The operating loss carry forwards expire between 2024 and 2032. Annual utilization of these operating loss carry forwards is limited due to a change in ownership, as defined by the IRS Code, that occurred in 2009

NOTE 10 – SUBSEQUENT EVENTS

On February 27, 2013, the Company entered into a Stock Purchase Agreement with a certain accredited investor, pursuant to which the Company sold 16,000 shares of common stock at a price of $5.10 per share for a total purchase price of $81,600. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Company issued the 16,000 shares to the accredited investor on March 7, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 6, 2011, the Company dismissed its independent registered public accounting firm UHY LLP (“UHY”) and engaged DNTW Chartered Accountants, LLP (“DNTW”) as the Company’s new and current independent registered public accountants. There were no disagreements between the Company and UHY regarding any matter or accounting principles or practice or financial statement disclosures.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and identified the following material weaknesses:

Lack of Expertise.  There is a lack of expertise in the key functional areas of finance, accounting and financial reporting.

Lack of Segregation of Duties.  We have an inadequate number of personnel to properly implement control procedures.

Lack of Disclosure Controls. There is a lack of disclosure controls to ensure adequate disclosures are made in our periodic filings.

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

ITEM 9B.	OTHER INFORMATION

               None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our current executive officers and directors and their ages are as follows:

Name	Age	Position(s)
Louis Bertoli	38	Chairman of the Board, President and CEO
Nitin Amersey	61	Director, CFO, Corporate Secretary and Treasurer
John B. Mitchell	63	Director
John Dunlap, III	54	Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Louis Bertoli, age 38, was appointed Chairman of the Board, Chief Executive Officer and President of the Company in June 2009.  Mr. Bertoli serves as the Chief Executive Officer and President of MB Ingenia (Italy), a private company since May 2011. He serves as the Chief Executive Officer, President and Director of GIOTOS Limited (UK), a private company since February 2012. Mr. Bertoli served as the Chief Financial Officer of HPIL Holding from April 11, 2011 to March 9, 2012. He has over 8 years of experience in innovative technologies in the health care industries. He received a degree as a professional Surveyor in Brescia, Italy.

Nitin Amersey, age 61, has 40 years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of ESW and has served as a member of the board since January 2003. Mr. Amersey was appointed Interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman on ESW's board through to January 2010. In addition to his service as a board member of ESW, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm from 1978 to 2005. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001, has been the Managing Member in Amersey Investments, LLC, a financial consulting management firm since 2006, and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also Chairman of Hudson Engineering Industries Pvt. Ltd. and of Trueskill Technologies Pvt. Ltd., private companies domiciled in India. He was a director of New World Brands Inc. from September 2010 to July 2011 and Chief Executive Officer of New World Brands, Inc., from December 2010 to July 2011. He is a director of Azaz Capital Corp., formerly ABC Acquisition Corp 1505 and formerly its Chairman. Mr. Amersey served as director and Chief Executive Officer of ABC Acquisition Corp. 1502, from June 2010 to February 2011. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey has a Master’s of Business Administration Degree from the University of Rochester, Rochester, New York, and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investments LLC. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

John B. Mitchell, age 63, is a Professor of Finance at Central Michigan University since 1975. Mr. Mitchell is also the Founder and President of the Chippewa Watershed Conservancy, a land trust operating in Clare, Isabella, Gratiot, Mecosta, and Montcalm counties of Michigan. Mr. Mitchell has co-authored articles such as, “Financial Implications of Accounting for Human Resources Using a Liability Model” published in the Journal of Human Resource Costing & Accounting, 2008 volume 12; “Publication vs. Citation: Impact on Scholarly Contribution” published in Advances in Financial Education, Fall 2005; “Citation Patterns in the Finance Literature” published in Financial Management 30, Autumn 2001; and the “Stock Market Reaction to Plant Closings” published in American Journal of Business, 1993 volume 8.

John Dunlap, III, age 54, currently owns Dunlap Group, a California-based advocacy and consulting firm since 2007. Additionally, Mr. Dunlap has served on the Board of Directors of Environmental Solutions Worldwide Inc. (ESW) since 2007. He previously served as President and CEO of the 20,000 member California Restaurant Association (CRA) from 1998 to 2004. In 2003, he was appointed by California Governor Gray Davis to serve as Chairman of the State Compensation Insurance Fund (SCIF). Mr. Dunlap also served five years in California Governor Pete Wilson's Administration as Chairman of the Board of Directors of the California Air Resources Board (CARB) from 1994 to 1999, as well as serving as the Chief Deputy Director of the California Department of Toxic Substances Control from 1993 to 1994. Prior to his state service, Mr. Dunlap worked for the South Coast Air Quality Management District for over 11 years serving as Public Advisor. He also worked for California Congressman Jerry Lewis (R-Redlands), former House Appropriations Committee Chairman. Additionally, Mr. Dunlap served as a Commissioner and Executive Committee member of the California Travel and Tourism Commission, where he was involved in the planning and implementation of the state's marketing and advertising program. Mr. Dunlap has been active with the California Travel Industry Association (CALTIA) serving as Chairman in 2002 and serving as the long-time Chair of their CALTIA Political Action Committee. Mr. Dunlap also has served on the Boards of the National Restaurant Association, the California Taxpayer’s Association and the American Red Cross.

Directors

Our bylaws authorize no less than one (1) and no more than eleven (11) directors. We currently have four (4) Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company has become aware that, as of the date of this filing, Nitin Amersey, a director and CFO of the Company, has not filed a Form 4 with respect to two transactions that took place during 2012.  Mr. Amersey is taking steps to make the appropriate filing.

Committee of the Board of Directors

Our board of directors has established three (3) standing committees: (1) the Compensation Committee, (2) the Audit Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the board of directors and which will be available upon request to us.

Compensation Committee

Our board of directors has established a Compensation Committee, comprised of Mr. Dunlap and Mr. Mitchell.  All of the members of our Compensation Committee are independent directors.

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

Audit Committee

Our board of directors has established an Audit Committee, comprised of Mr. Mitchell and Mr. Dunlap.  Both of the members of our Audit Committee are independent directors. Mr. Mitchell serves as chairman of the Audit Committee. Our board of directors has determined that Mr. Mitchell is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Nominating and Corporate Governance Committee

Our board of directors has established a Nominating and Corporate Governance Committee, comprised of Mr. Dunlap and Mr. Mitchell, each of whom is an independent director of the Company. Mr. Dunlap serves as chairman of the Nominating and Corporate Governance Committee.

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

Code of Ethics

On June 4, 2010, we adopted a code of ethics that applies to our officers, directors and employees. We have filed a copy of our code of ethics as an exhibit to a previously filed registration statement. The code of ethics remains in effect following the name change on May 8, 2012, and change of business plan on July 18, 2012. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our code of ethics will be provided without charge upon written request to us by mail or on our website. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Related Persons Transactions Policy

On June 4, 2010, we adopted a written Related Party Transaction Policy for the review, approval and ratification of transactions involving the “related parties” of the Company. The policy remains in effect following the name change on May 8, 2012, and change of business plan on July 18, 2012. In each case, related parties includes directors and nominees for director, executive officers and immediate family members of the foregoing, as well as security holders known to beneficially own more than five percent of our common stock. The policy covers any transaction, arrangement or relationship, or series of transactions, arrangements or relationships, in which we were, is or will be a participant and in which a related party has any direct or indirect interest.  The policy is administered by our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

Since our incorporation on February 17, 2004 and subsequent merger and re-domicile on October 7, 2009, name change on May 8, 2012, and change of business plan on July 18, 2012, we have not compensated any of our officers, directors or employees. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 16, 2013, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 56,671,000 shares of our common stock and issued and outstanding as of April 16, 2013.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Louis Bertoli (1)	53,260,000	93.98%
Nitin Amersey (2)	10,500	*
John B. Mitchell (3)	500	*
John Dunlap, III (4)	500	*
All directors and executive officers as a group (4 people)	53,271,500	94%

* Less than 1%

(1) Mr. Bertoli is our Chairman of the Board and President, Chief Executive Officer of HPIL Holding. 3,260,000 shares owned directly and 50,000,000 shares owned indirectly through GIOTOS Limited

(2) Mr. Amersey is a Director and Chief Financial Officer, Corporate Secretary and Treasurer of HPIL Holding. 5,500 shares owned directly and 5,000 shares owned indirectly through Amersey Investments LLC.

(3)  Mr. Mitchell is a Director of HPIL Holding.

(4)  Mr. Dunlap is a Director of HPIL Holding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 27, 2012, Mr. Louis Bertoli converted $500,000 of a loan made to the Company to 2,500,000 shares of common stock of the Company.  Mr. Bertoli serves as an executive officer and director of our Company.

On June 28, 2012, we entered into a Stock Purchase Agreement with GIOTOS Limited and acquired a portfolio of patent rights in exchange for 100,000,000 shares of common stock. GIOTOS Limited is a company owned and controlled by Mr. Bertoli. On April 12, 2013, we entered into a related Closing Agreement with GIOTOS Limited which resulted in 50,000,000 of the common shares returned to the Company’s treasury.

On October 1, 2012, the Company cancelled an award of 22,000 shares of its Series 1 Class P-1 preferred stock (the “Preferred Stock”) made to Mr. Bertoli on December 4, 2009. In exchange for the Preferred Stock award cancellation, the Company issued an unsecured note to Mr. Bertoli in the amount of $192,500. As a result, the Preferred Stock will be returned to the Company’s treasury.

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

The following table sets forth the aggregate fees billed to us by UHY and DNTW, the Company’s independent registered public accounting firms during the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees – UHY (1)	$34,500	$12,000
Audit Fees – DNTW (1)		12,367
Audit Related Fees (2)
Tax Fees (3)
All Other Fees (4)
Total Fees paid to auditor	$34,500	$24,367

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2012 and 2011.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved.  Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed. The Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management. The tax services represent $0, or 0% of the total for audit related fees, tax fees and all other fees paid during the fiscal years ending December 31, 2012.

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

(c)	Not applicable.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Stock Purchase Agreement, by and between HPIL Holding and GIOTOS Limited, entered into on June 28, 2012

*10.2	Quota Purchase Agreement, by and between HPIL Holding and Daniel Haesler, entered into on October 26, 2012

*10.3	Stock Purchase Agreement, by and between HPIL Holding and Daniel Haesler, entered into on December 11, 2012

10.4	Amendment to the Assignment of Patents, by and between HPIL Holding and GIOTOS Limited, entered into on April 10, 2013

10.5	Closing Agreement, by and between HPIL Holding and GIOTOS Limited, entered into on April 12, 2013

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

HPIL Holding

Dated: April 16, 2013	By:	/s/ Louis Bertoli
Louis Bertoli
Director, CEO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli Louis Bertoli	Director, President, Chief Executive Officer (principal executive officer), and Chairman of the Board of Directors	April 16, 2013

/s/ Nitin Amersey Nitin Amersey	Director, Chief Financial Officer (principal financial officer and principal accounting officer), Corporate Secretary and Treasurer	April 16, 2013

/s/ John B. Mitchell	Director	April 16, 2013
John B. Mitchell

/s/ John Dunlap, III	Director	April 16, 2013
John Dunlap, III