Form 10-Q/A
period 2012-06-30
HPIL HOLDING
filed 2013-05-10
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

Explanatory Note

HPIL Holding is filing this Amendment No. 2 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2012, and initially amended on Form 10-Q/A, filed with the SEC on September 13, 2012 (the “Original Filing”), for the purpose of restated our Balance Sheet as of June 30, 2012, and our Statements of Operations for the three and six months ended June 30, 2012, and inception to date, to correct a restatement of the value of Patents acquired, amortization expense recognized on these patents, the amount of common stock issued for these patents, and its effect on our net loss per share calculation and amending the following Items contained in the Original Filing: Part 1, Item 1. Financial Statements; Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part 2, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; and Part 2, Item 6. Exhibits.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and, except where expressly noted, does not reflect any events that may have occurred subsequent to such date.

2

HPIL HOLDING

FORM 10-Q

3

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING
(formerly Trim Holding Group)
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$9,877	$-
Prepaid expense	15,000	-
Total Current Assets	24,877	-

Total Assets	$24,877	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$20,826	$93,781
Advances from stockholder	112,669	450,844
Total Current Liabilities	133,495	544,625

Commitments	-	-

Stockholders' Equity (Deficit):
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding at June 30, 2012 and December 31, 2011	192,500	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 54,755,000 and 2,255,000 issued and outstanding at
June 30, 2012 and December 31, 2011, respectively	5,476	226
Additional paid-in capital	633,932	139,182
Deficit accumulated during the development stage	(940,526)	(876,533)
Total Stockholders' Equity (Deficit)	(108,618)	(544,625)

Total Liabilities and Stockholders' Equity (Deficit)	$24,877	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HPIL HOLDING

(formerly Trim Holding Group)

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					For the Period
					From Inception
	For the Three	For the Three	For the Six	For the Six	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Sales	$-	$-	$-	$-	$42,021
Cost of Goods Sold	-	-	-	-	36,419
Gross Profit	-	-	-	-	5,602

Operating Expenses:
General and administrative	46,255	64,997	63,993	81,994	727,181
Total Operating Expenses	46,255	64,997	63,993	81,994	727,181

Loss from Continuing Operations	(46,255)	(64,997)	(63,993)	(81,994)	(721,579)

Loss from Discontinued Operations	-	-	-	-	(218,947)

Net Loss	$(46,255)	$(64,997)	$(63,993)	$(81,994)	$(940,526)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)	$(0.37)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	4,013,242	2,255,000	3,134,121	2,255,000	2,545,427

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

5

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

On June 28, 2012, pursuant to the terms of a Patent Purchase Agreement made by and between the Company and GIOTOS Limited, we issued 100,000,000 shares of common stock to GIOTOS Limited, a company owned and controlled by Mr. Louis Bertoli. The number of shares issued and the purchase price are subject to a fairness opinion and a valuation of the patents and may be adjusted based upon the fairness opinion and the valuation of the patents. This entry was adjusted as reflected in Note 4 and Note 9.

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

The Company initially filed its quarterly reports on Form 10-Q for the quarters ended June 30, 2012, and September 30, 2012, as though the transaction with GIOTOS Limited, and between GIOTOS Limited and the patent holders, was an arm’s length transaction and not a transaction between entities under common control. As a result, the Company has amended its quarterly report on Form 10-Q for the quarters ended June 30, 2012, and September 30, 2012, to adjust previously reported financial statements. These adjustments, including to shares outstanding at June 30, 2012, have been reflected retrospectively in this amended report on Form 10-Q/A.

NOTE 10 – RESTATEMENT STATEMENT OF OPERATIONS

We have restated our Balance Sheet as of June 30, 2012 and our Statements of Operations for the three and six months ended June 30, 2012 and inception to date, to correct a restatement of the value of Patents acquired, amortization expense recognized on these patents, the amount of common stock issued for these patents, and its effect on our net loss per share calculation. Below table sets forth the effect of the restatement for the three and six months ended June 30, 2012:

	As of June 30,
	2012		2012
	Previously Reported	Adjustments	As Restated

Patents	25,000,000	(25,000,000)	0
Total Assets	$25,024,877	$(25,024,877)	$24,877
Common stock	10,476	(5,000)	5,476
Total Stockholders’ equity	24,891,382	(25,000,000)	(108,618)
	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2012	2012		2012
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Net loss per common share – Basic and Diluted	$(0.01)	$-	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares outstanding – Basic and Diluted	5,661,593	(1,648,251)	4,013,342	3,958,297	(1,703,297)	2,255,000

	Inception to date

	Previously Reported	Adjustments	As Restated

Net loss per common share – Basic and Diluted	$(0.36)	$(0.01)	$(0.37)
Weighted average shares outstanding – Basic and Diluted	2,595,132	(49,705)	2,545,427

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

On June 28, 2012, we entered into a Stock Purchase Agreement with GIOTOS Limited and, on April 10, 2013, we executed a certain Amendment to the Assignment of Patents with GIOTOS Limited, through which we acquired a portfolio of patent rights related to a “Massage Vibrator for the Relief of Aches and Pain” and other related business processes and know-how (collectively, the “IFLOR Business”) in exchange for 100,000,000 shares of common stock.  The 100,000,000 shares of common stock were valued at $25,000,000, based on the fair value tentatively assigned to the IFLOR Business based on the best information available to us at the time of the Stock Purchase Agreement.  In accordance with the terms of the Stock Purchase Agreement and the Amendment to the Assignment of Patents, the initial valuations were subject to adjustment by independent third-party valuations.  We subsequently obtained the expected third-party valuations of the IFLOR Business and of the shares (the “Valuations”).  Based on the Valuations, the Company exercised its right to adjust the amount of shares pursuant to the terms of the Stock Purchase Agreement.  On April 12, 2013, we executed a Closing Agreement with GIOTOS Limited to reduce the purchase price to $12,500,000 and to effect the share adjustment and return 50,000,000 shares of common stock to the Company’s treasury.  GIOTOS Limited is a company owned and controlled by Mr. Louis Bertoli, our majority stockholder, President, CEO, and Chairman of the Board of Directors.

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

The Company initially filed its quarterly reports on Form 10-Q for the quarter ended June 30, 2012, as though the transaction with GIOTOS Limited, and between GIOTOS Limited and the patent holders, was an arm’s length transaction and not a transaction between entities under common control.  As a result, the Company is filing this amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2012, to adjust previously reported financial statements.  These adjustments, including to shares outstanding at December 31, 2012, have been reflected retrospectively in our annual report for December 31, 2012, on Form 10-K.  A copy of the Stock Purchase Agreement was filed with the Original Filing and the Closing Agreement and Amendment to the Assignment of Patents were included as exhibits with our 10-K for December 31, 2012, which was filed April 16, 2013.

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

On June 28, 2012, we issued 100,000,000 shares of common stock to GIOTOS Limited, a company controlled by Mr. Louis Bertoli, in exchange for a portfolio of patent rights. This issuance was subject to adjustment and, as discussed in Item 2 of Part 1, the issuance was adjusted in April of 2013 by the return of 50,000,000 shares to the Company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Patents Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 31, 2009

*10.2	Purchase Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.3	Registration Rights Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.4	Rescission Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 7, 2010

*10.5	Redemption and Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 9, 2010

*10.6	Purchase Agreement made by and between HPIL HOLDING and GIOTOS Limited dated June 28, 2012.

*10.7	Amendment to the Assignment of Patents, by and between HPIL Holding and GIOTOS Limited, entered into on April 10, 2013

*10.8	Closing Agreement, by and between HPIL Holding and GIOTOS Limited, entered into on April 12, 2013

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Calculation Linkbase Document.

**101.PRE	XBRL Taxonomy Presentation Linkbase Document.

**101.LAB	XBRL Taxonomy Label Linkbase Document.

**101.DEF	XBRL Taxonomy Definition Linkbase Document.

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

HPIL Holding

Dated: May 10, 2013	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: May 10, 2013	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer