Form 10-Q/A
period 2012-09-30
HPIL HOLDING
filed 2013-05-10
CIK 1286345

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

Explanatory Note

HPIL Holding is filing this Amendment No. 2 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2012, and initially amended on Form 10-Q/A, filed with the SEC on December 10, 2012 (the “Original Filing”), for the purpose of restated our Balance Sheet as of September 30, 2012, and our Statements of Operations for the three and nine months ended September 30, 2012, and inception to date, to correct a restatement of the value of Patents acquired, amortization expense recognized on these patents, the amount of common stock issued for these patents, and its effect on our net loss per share calculation and amending the following Items contained in the Original Filing: Part 1, Item 1. Financial Statements; Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part 2, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; and Part 2, Item 6. Exhibits.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and, except where expressly noted, does not reflect any events that may have occurred subsequent to such date.

HPIL HOLDING

FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING AND SUBSIDIARIES

(formerly Trim Holding Group)

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$56,643	$-
Prepaid expense	25,472	-
Total Current Assets	82,115	-

Total Assets	$82,115	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$11,968	$93,781
Advances from stockholder	-	450,844
Total Current Liabilities	11,968	544,625

Commitments and Contingencies

Stockholders' Equity
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding on September 30, 2012 and December 31, 2011	$192,500	$192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding on September 30, 2012 and December 31, 2011,	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 55,755,000 and 2,255,000 issued and outstanding on
September 30, 2012 and December 31, 2011, respectively	5,576	226
Additional paid-in capital	883,832	139,182
Deficit accumulated during the development stage	(1,011,761)	(876,533)
Total Stockholders' Equity	70,147	(544,625)

Total Liabilities and Stockholders' Deficit	$82,115	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES

(formerly Trim Holding Group)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
	For the Three	For the Three	For the Nine	For the Nine	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Sales	$-	$-	$-	$-	$42,021
Cost of Goods Sold	-	-	-	-	36,419
Gross Profit	-	-	-	-	5,602

Operating Expenses:
General and administrative	71,235	4,963	135,228	86,957	798,416
Patent Amortization Expense	-	-	-	-	-
Total Operating Expenses	71,235	4,963	135,228	86,957	798,416

Loss from Continuing Operations	(71,235)	(4,963)	(135,228)	(86,957)	(792,814)

Loss from Discontinued Operations	-	-	-	-	(218,947)

Net Loss	$(71,235)	$(4,963)	$(135,228)	$(86,957)	$(1,011,761)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.04)	$(0.25)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	55,363,696	2,255,000	20,671,058	2,255,000	4,102,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES
(formerly Trim Holding Group)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
	For the Nine	For the Nine	From Inception
	Months	Months	(February 17,
	Ended	Ended	2004) to
	September 30,	September 30,	September 30,
	2012	2011	2012

OPERATING ACTIVITIES:
Net loss	$(135,228)	$(86,957)	$(1,011,761)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Amortization	-	-	-
Adjustments for changes in working capital:
Deferred stock offering amortization			32,842
Prepaid expenses	(25,472)	(7,167)	(25,472)
Accounts payable and accrued expenses	(81,813)	4,240	11,968
CASH USED IN OPERATING ACTIVITIES	(242,513)	(89,884)	(982,423)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250,000	-	269,450
Advances from stockholder	49,156	72,662	500,000
Deferred stock offering expenses	-	-	(32,842)
Advances from officers forgiven	-	-	109,958
Stock issued in settlement of debt	-	-	192,500
Proceeds from notes payable	-	11,435	-
CASH PROVIDED BY FINANCING ACTIVITIES	299,156	84,097	1,039,066

NET INCREASE (DECREASE) IN CASH	56,643	(5,787)	56,643

CASH - BEGINNING OF PERIOD	-	5,736	-

CASH - END OF PERIOD	$56,643	$(51)	$56,643

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

NOTE 10 – RESTATEMENT STATEMENT OF OPERATIONS

We have restated our Balance Sheet as of September 30, 2012 and our Statements of Operations for the three and nine months ended September 30, 2012 and inception to date, to correct a restatement of the value of Patents acquired, amortization expense recognized on these patents, the amount of common stock issued for these patents, and its effect on our net loss per share calculation. Below table sets forth the effect of the restatement for the three and nine months ended September 30, 2012:

	As of September 30,
	2012		2012
	Previously Reported	Adjustments	As Restated

Patents	24,218,750	(24,218,750)	0
Total Assets	$24,300,865	$(24,218,750)	$82,115
Common stock	10,576	(5000)	5,576
Total Stockholders’ equity	24,288,897	(24,218,750)	70,147
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2012	2012		2012
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Net loss per common share – Basic and Diluted	$(0.01)	$0.01	$(0.00)	$(0.02)	$	$(0.01)
Weighted average shares outstanding – Basic and Diluted	105,363,696	(50,000,000)	55,363,696	38,006,825		20.671,058

	Inception to date

	Previously Reported	Adjustments	As Restated

Net loss per common share – Basic and Diluted	$(0.32)	$0.07	$(0.25)
Weighted average shares outstanding – Basic and Diluted	5,623,546	1,521,461	4,102,085,

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

The Company initially filed its quarterly reports on Form 10-Q for the quarter ended September 30, 2012, as though the transaction with GIOTOS Limited, and between GIOTOS Limited and the patent holders, was an arm’s length transaction and not a transaction between entities under common control.  As a result, the Company is filing this amended quarterly report on Form 10-Q/A for the quarter ended September 30, 2012, to adjust previously reported financial statements.  These adjustments, including to shares outstanding at December 31, 2012, have been reflected retrospectively in our annual report for December 31, 2012, on Form 10-K.  A copy of the Stock Purchase Agreement was filed with our Form 10-Q for the quarter ended June 30, 2012, which was originally filed on August 20, 2012 and subsequently amended by filings made on September 13, 2012, and on May 10, 2013.  The Closing Agreement and Amendment to the Assignment of Patents were included as exhibits with our 10-K for December 31, 2012, which was filed April 16, 2013.

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

The Company’s majority stockholder has provided funding in recent periods and has indicated his continued intent and ability to provide financial support to the Company at least through September 30, 2013

Results of Operations

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

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Patents Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 31, 2009

*10.2	Purchase Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.3	Registration Rights Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on August 6, 2010

*10.4	Rescission Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 7, 2010

*10.5	Redemption and Assignment Agreement, by and between Trim Holding Group and Allkey, Ltd., entered into on December 9, 2010

*10.6	Purchase Agreement made by and between HPIL HOLDING and GIOTOS Limited dated June 28, 2012

*10.7	Amendment to the Assignment of Patents, by and between HPIL Holding and GIOTOS Limited, entered into on April 10, 2013

*10.8	Closing Agreement, by and between HPIL Holding and GIOTOS Limited, entered into on April 12, 2013

*10.9	Quota Purchase Agreement made by and between an investor and HPIL Holding

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

HPIL Holding

Dated: May 10, 2012	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: May 10, 2012	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer