Form 10-Q
period 2013-03-31
HPIL HOLDING
filed 2013-05-20
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   No 

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer 	Accelerated Filer 

Non-accelerated Filer 	Smaller Reporting Company 

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  

As of March 31, 2013, there were 56,668,000 shares of common stock, par value $0.0001, issued and outstanding.

TRIM HOLDING GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING and Subsidiaries

(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012 (Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$41,168	$218,046
Prepaid expense	-	10,000
Total Current Assets	41,168	228,046

Property and Equipment	211,560	87,605
Investment in affiliated Company	297,500	297,500
Total Other Assets	509,060	385,105

Total Assets	$550,228	$613,151

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable to stockholder	$27,500	$77,500
Total Current Liabilities	27,500	77,500

Commitments and Contingencies

Stockholders' Equity
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and nil
outstanding on March 31, 2013, and December 31, 2012	-	-
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding on March 31, 2013 and December 31, 2012,
net of discount	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 56,668,000 and 56,655,000 issued and outstanding on
March 31, 2013 and December 31, 2012, respectively	5,668	5,666
Additional paid-in capital	1,767,841	1,686,243
Deficit accumulated during the development stage	(1,250,781)	(1,156,258)
Total Stockholders' Equity	522,728	535,651

Total Liabilities and Stockholders' Equity	$550,228	$613,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries

(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			For the Period
			From Inception
	For the Three	For the Three	(February 17,
	Months Ended	Months Ended	2004) to
	March 31,	March 31,	March 31,
	2013	2012	2013

Sales	$-	$-	$42,021
Cost of Goods Sold	-	-	36,419
Gross Profit	-	-	5,602

Operating Expenses:
General and administrative	94,523	17,738	1,037,435
Total Operating Expenses	94,523	17,738	1,037,435

Loss from Continuing Operations	(94,523)	(17,738)	(1,031,833)

Loss from Discontinued Operations	-	-	(218,947)

Net Loss	$(94,523)	$(17,738)	$(1,250,780)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.00)	$(0.01)	$(0.18)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	56,659,267	2,255,000	6,937,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries

(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the Period
			From Inception
	For the Three	For the Three	(February 17,
	Months Ended	Months Ended	2004) to
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,523)	$(17,738)	$(1,250,780)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Deferred stock offering expense amortization	-	-	32,842
Adjustments for changes in working capital:
Prepaid expenses	10,000	(16,450)	-
Accounts payable and accrued expenses	-	(83,152)	-
CASH USED IN OPERATING ACTIVITIES	(84,523)	(117,340)	(1,207,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(123,955)	-	(211,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	81,600	-	856,050
Net advances from stockholder	-	133,678	500,000
Repayment of note payable to stockholder	(50,000)	-	(165,000)
Advances from officers	-	-	109,958
Issuance of preferred stock	-	-	192,500
Deferred stock offering expenses	-	-	(32,842)
CASH PROVIDED BY FINANCING ACTIVITIES	31,600	133,678	1,460,666

NET (DECREASE) INCREASE IN CASH	(176,878)	16,338	41,168

CASH - BEGINNING OF YEAR	218,046	-	-

CASH - END OF YEAR	$41,168	$16,338	$41,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

On May 21, 2012, the Company changed its name to HPIL HOLDING.

As of March 31, 2013, the Company has yet to commence operations. Expenses incurred from February 17, 2004 (date of inception) through March 31, 2013 relate to the Company’s formation and general administrative activities.

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). As of March 31, 2013 none of the above subsidiaries have begun full operations.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company’s significant cumulative operating losses and negative cash flows raise substantial doubt about its ability to continue as a going concern. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. The Company has positive working capital of $13,668 at March 31, 2013. The Company has raised funds through the sale of common stock and its majority stockholder has indicated his ability and intent to provide financial support to the Company at least through March 31, 2014.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company. The Company is still devoting substantially all of its efforts to developing its business and its planned principal operations. Operations have not yet commenced, but are planned to commence in the next twelve months.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Investment in Unconsolidated Affiliate

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “The Equity Method of Accounting for Investments in Common Stock”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity. The cost method of accounting is used when the Company does not exercise significant management influence, generally when HPIL has an ownership interest of less than 20%. The Company’s investment in Haesler Real Estate LLC (“Haesler”) is accounted for under the equity method of accounting.  The Company’s share of Haesler’s earnings for the quarter ended March 31, 2013 is immaterial.

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

As of March 31, 2013 and December 31, 2012 there were no amounts that are required to be accrued in respect to uncertain tax positions.

The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2009 and later remain subject to examination by the IRS and respective states.

Property and equipment

The Company’s property and equipment consists of molds and designs not yet being used in operations at March 31, 2013.  Once placed into operations, the Company will depreciate these assets over there estimated useful lives, expected to range between 5 and 10 years.  For the three months ended March 31, 2013 or 2012, the Company has not recorded any depreciation expense related to these assets.

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and the number of shares of common stock issuable upon assumed exercise of preferred stock.

For the quarters ended March 31, 2013 and 2012, and for the period from inception (February 17, 2004) to March 31, 2013, there were no potentially dilutive securities.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements are expected to significantly affect the Company.

NOTE 4 – NOTES PAYABLE

During 2012 the Company, in agreement with the Company’s majority stockholder, cancelled its 22,000 share of preferred stock outstanding in exchange for a note payable of $192,500.  The note is non-interest bearing and payable on demand.  The Company has $27,500 and $77,500 payable to this stockholder as of March 31, 2013 and December 31, 2012, respectively.

NOTE 5 – CAPITAL STOCK

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

On February 27, 2013, the Company entered into a Stock Purchase Agreement with Haesler, pursuant to which Company agreed to sell and Haesler agreed to purchase 16,000 shares of Common Stock of Company for a total purchase price of $81,600. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Company issued to Haesler 16,000 shares of Common Stock on March 7, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company had advances payable to its current majority shareholder totaling $450,844 as of December 31, 2011, which were repaid and converted into common stock during the year ended December 31, 2012. All transactions with Mr. Louis Bertoli or his affiliated companies are considered to be related party transactions. These advances were made to be used for working capital.

The Company’s wholly owned HPIL HEALTHCARE Inc. uses the service of MB Ingenia (Italy) for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made property and equipment purchases totaling $123,955 for the quarter ended March 31, 2013 and $211,560 since inception, from MB Ingenia. Mr. Bertoli, is the President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of our Company.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director and the CFO of the Company, Nitin Amersey (“Amersey”). Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the three months ended March 31, 2013 and 2012, the Company incurred expenses of $15,000 and $5,000, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the three months ended March 31, 2013 and 2012, the Company incurred expenses of $ 2,998 and 1,050, respectively, in relation to these services.,

The Company uses the services of Freeland Venture Resources LLC, for Edgar filings.  Mr. Amersey is a control person in Freeland Venture Resources LLC. For the three months ended March 31, 2013 and 2012, the Company incurred expenses of $290 and $1,868, respectively, in relation to these services.

NOTE 7 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the unaudited condensed consolidated financial statements for all periods presented.

Summarized financial information for discontinued operations for the three months ended March 31, 2013 and 2012 and from inception to date are as follows:

	2013	2012	Inception to date
Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Operating Expenses
General & Administrative	-	-	218,947
Total Operating Expense	-	-	218,947
Net Loss From Discontinued Operations	$-	$-	$(218,947)

NOTE 8 – INCOME TAXES

The effective tax rate of 0% differs from the statutory rate of 34% due to the Company recording a valuation allowance against the future tax benefit of current period losses. Management is unable to conclude the related deferred tax assets are more likely than not to be realized due to the recurring losses.

NOTE 9 – SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date. There are no subsequent events to report.

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

On July 18, 2012, we changed our business plan to focus on making investments in companies, whether they are public or private enterprises in differing business sectors. The Company will not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses. Further the Company will evaluate the acquisition of intellectual properties and technologies for investment, with a particular interest in the healthcare and environmental quality sectors.

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

On June 28, 2012, we entered into a Stock Purchase Agreement with GIOTOS Limited and, on April 10, 2013, entered into a related Amendment to the Assignment of Patents to acquire a portfolio of healthcare sector patent rights related to a “Massage Vibrator for the Relief of Aches and Pain” and other related business processes and know-how (collectively, the “IFLOR Business”), in exchange for 100,000,000 shares of the Company’s common stock. The common stock was valued at $25,000,000, based on the fair value tentatively assigned to the IFLOR Business based on the best information available to us at the time of the transaction.  In accordance with the terms of the Stock Purchase Agreement and the Amendment to the Assignment of Patents, the initial valuations were subject to adjustment by independent third-party valuations. We subsequently obtained the expected third-party valuations of the IFLOR Business and of the shares (the “Valuations”).  Based on the Valuations, the Company exercised its right to adjust the amount of shares pursuant to the terms of the Stock Purchase Agreement.  On April 12, 2013, we executed a Closing Agreement with GIOTOS Limited to reduce the purchase price to $12,500,000 and to effect the share adjustment and return 50,000,000 shares of common stock to the Company’s treasury.  GIOTOS Limited is a company owned and controlled by Mr. Louis Bertoli, our President, CEO, and Chairman of the Board of Directors.

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

On February 22, 2013, the Company granted to its wholly owned subsidiary HPIL HEALTHCARE Inc. an exclusive license to use the patents relating to the "Massage Vibrator for the Relief of Aches and Pain" for the production, use, or sale of the resulting products throughout the world and especially in countries where we have the license to the patents.

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

 A current concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and hope to generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  As of now, we expect our primary retail outlet will be pharmacy chains worldwide.  Design and molding of the product are underway as of the first quarter of 2013.  We plan to engage manufacturers for production, expect to reach full production by the fourth quarter of 2013, and begin supplying the product to retail outlets in 2014.

Liquidity and Capital Resources

We are a development stage company focused on developing our business in the Health Care and Environmental Quality sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors and continue efforts to bring the “Massage Vibrator for the Relief of Aches and Pain” product to market.  As we have not commenced material operations, we have not earned any revenues.

Net cash provided by (used in) operating activities.  During the three months ended March 31, 2013, net cash used in operating activities was $84,523 compared with $117,340 used in operating activities for the three months ended March 31, 2012.  The cash flow used in operating activities in the three months ended March 31, 2013 was primarily the result of incurred operating expenses. The cash flow used in operating activities in the three months ended March 31, 2012 was primarily the result of accounts payable and accrued expenses.

Net cash provided by (used in) investing activities. During the three months ended March 31, 2013, net cash used in investing activities was $123,955 compared with $Nil for the three months ended March 31, 2012.  The cash flow used in investing activities in the three months ended March 31, 2013 was primarily the result of the acquisition of molds and designs for the IFLOR Business.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2013, net cash provided by financing activities was $31,600 compared with $133,678 provided by financing activities for the three months ended March 31, 2012.  The cash flow provided by financing activities in the three months ended March 31, 2013 was primarily the result of proceeds from the issuance of the Company’s common stock. The cash flow provided by financing activities in the three months ended March 31, 2012 was primarily the result of advances from stockholders.

As of March 31, 2013, we had cash on hand of $41,168 and current liabilities of $27,500.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2013.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In the course of its start-up activities, we have sustained operating and cash flow losses and expect to incur an operating and cash flow losses for 2013. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factor raise substantial doubt about our ability to continue as a going concern. We are actively targeting sources of additional financing to provide continuation of our operations. Our majority stockholder has indicated his ability and intent to provide financial support to the Company at least through March 31, 2014. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Results of Operations

As we are a development stage company, we are not yet engaged in material operational; therefore, we have little operations to report at this time. Our main focus has been on the development of our business plan. We have made no sales and all expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company and beginning stages of the IFLOR Business.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

General and Administrative Expenses.  General and administrative expenses increased to $94,523 for the three months ended March 31, 2013, from $17,738 for the three months ended March 31, 2012. The increase in general and administrative expenses is primarily related to increased activity of the Company related to the IFLOR Business.

Net Income (loss).  For the three months ended March 31, 2013, we incurred a net loss of $(94,523) as compared to a net loss of $(17,738) for the three months ended March 31, 2012.  The net loss was primarily a result of increased operations of the Company without current revenue.

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-Q due to limited accounting and reporting personnel and a lack of expertise and segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

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

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

On February 27, 2013, we entered into a Stock Purchase Agreement with Daniel Haesler, pursuant to which we sold 16,000 shares of common stock at a price of $5.10 per share for a total purchase price of $81,600. Pursuant to the terms and conditions of the Stock Purchase Agreement, we issued the 16,000 shares to Mr. Haesler on March 7, 2013.

The transactions described above were exempt from registration pursuant to Section 4(2) and Rule 903 of Regulation S of the Securities Act of 1933, as amended.

(b)          Use of Proceeds.

Not Applicable.

(c)          Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Stock Purchase Agreement, by and between HPIL Holding and GIOTOS Limited, entered into on June 28, 2012

*10.2	Amendment to the Assignment of Patents, by and between HPIL Holding and GIOTOS Limited, entered into on April 10, 2013

*10.3	Closing Agreement, by and between HPIL Holding and GIOTOS Limited, entered into on April 12, 2013

10.4	License Agreement, by and between HPIL Holding and HPIL HEALTHCARE Inc., entered into on February 22, 2013

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Trim Holding Group

Dated: May 20, 2013	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: May 20, 2013	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer

