Form 10-Q/A
period 2012-06-30
HPIL HOLDING
filed 2013-06-19
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 3)

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

Explanatory Note

HPIL Holding is filing this Amendment No. 3 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2012, initially amended on Form 10-Q/A, filed with the SEC on September 13, 2012 (the “Original Filing”), and subsequently amended on Form 10-Q/A, filed with the SEC on May 10, 2013, for the purpose of restating our consolidated balance sheet as of June 30, 2012, and our consolidated statements of operations for the three and six months ended June 30, 2012, and inception to date, to correct the value of Patents acquired, the amount of common stock issued for these patents, and its effect on our net loss per share calculation (the “Second Amended Filing”).  The purposes of this Amendment are furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T and amending the following Items contained in the Second Amended Filing: Part 1, Item 1. Financial Statements.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and, except where expressly noted, does not reflect any events that may have occurred subsequent to such date.

2

HPIL HOLDING

FORM 10-Q/A

3

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING
(formerly Trim Holding Group)
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012 (Restated)	December 31, 2011
ASSETS
Current Assets:
Cash	$9,877	$-
Prepaid expense	15,000	-
Total Current Assets	24,877	-

Total Assets	$24,877	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$20,826	$93,781
Advances from stockholder	112,669	450,844
Total Current Liabilities	133,495	544,625

Commitments	-	-

Stockholders' Equity (Deficit):
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding at June 30, 2012 and December 31, 2011	192,500	192,500
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 54,755,000 and 2,255,000 issued and outstanding at
June 30, 2012 and December 31, 2011, respectively	5,476	226
Additional paid-in capital	633,932	139,182
Deficit accumulated during the development stage	(940,526)	(876,533)
Total Stockholders' Equity (Deficit)	(108,618)	(544,625)

Total Liabilities and Stockholders' Equity (Deficit)	$24,877	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HPIL HOLDING

(formerly Trim Holding Group)

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					For the Period
					From Inception
	For the Three	For the Three	For the Six	For the Six	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Sales	$-	$-	$-	$-	$42,021
Cost of Goods Sold	-	-	-	-	36,419
Gross Profit	-	-	-	-	5,602

Operating Expenses:
General and administrative	46,255	64,997	63,993	81,994	727,181
Total Operating Expenses	46,255	64,997	63,993	81,994	727,181

Loss from Continuing Operations	(46,255)	(64,997)	(63,993)	(81,994)	(721,579)

Loss from Discontinued Operations	-	-	-	-	(218,947)

Net Loss	$(46,255)	$(64,997)	$(63,993)	$(81,994)	$(940,526)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted (Restated)	$(0.01)	$(0.03)	$(0.02)	$(0.04)	$(0.37)

Weighted Average Number of Shares
Outstanding - Basic and Diluted (Restated)	4,013,242	2,255,000	3,134,121	2,255,000	2,545,427

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

On June 28, 2012, pursuant to the terms of a Patent Purchase Agreement made by and between the Company and GIOTOS Limited, we issued 100,000,000 shares of common stock to GIOTOS Limited, a company owned and controlled by Mr. Louis Bertoli. The number of shares issued and the purchase price are subject to a fairness opinion and a valuation of the patents and may be adjusted based upon the fairness opinion and the valuation of the patents. This entry was adjusted as reflected in Note 10 below.

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

NOTE 10 – RESTATEMENT

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

We have restated our consolidated balance sheet as of June 30, 2012 and our consolidated statements of operations for the three and six months ended June 30, 2012 and inception to date, to restate the value of Patents acquired, the amount of common stock issued for these patents, and its effect on our net loss per share calculation. The table below sets forth the effect of the restatement for the three and six months ended June 30, 2012:

	As of June 30,
	2012		2012
	Previously Reported	Adjustments	As Restated

Patents	$25,000,000	$(25,000,000)	$0
Total Assets	$25,024,877	$(25,000,000)	$24,877
Common stock	$10,476	$(5,000)	$5,476
Total Stockholders’ equity	$24,891,382	$(25,000,000)	$(108,618)
	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2012	2012		2012
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Net loss per common share – Basic and Diluted	$(0.01)	$-	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares outstanding – Basic and Diluted	5,661,593	(1,648,251)	4,013,342	3,958,297	(1,703,297)	2,255,000

	Inception to date

	Previously Reported	Adjustments	As Restated

Net loss per common share – Basic and Diluted	$(0.36)	$(0.01)	$(0.37)
Weighted average shares outstanding – Basic and Diluted	2,595,132	(49,705)	2,545,427

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

HPIL Holding

Dated: June 19, 2013	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: June 19, 2013	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer