Form 10-Q/A
period 2012-09-30
HPIL HOLDING
filed 2013-06-19
CIK 1286345

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

Explanatory Note

HPIL Holding is filing this Amendment No. 3 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2012, initially amended on Form 10-Q/A, filed with the SEC on December 10, 2012 (the “Original Filing”), and subsequently amended on Form 10-Q/A, filed with the SEC on May 10, 2013, for the purpose of restating our consolidated balance sheet as of September 30, 2012, and our consolidated statements of operations for the three and nine months ended September 30, 2012, and inception to date, to correct the value of Patents acquired, amortization expense recognized on these patents, the amount of common stock issued for these patents, and its effect on our net loss per share calculation (the “Second Amended Filing”).  The purposes of this Amendment are furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T and amending the following Items contained in the Second Amended Filing: Part 1, Item 1. Financial Statements.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and, except where expressly noted, does not reflect any events that may have occurred subsequent to such date.

HPIL HOLDING

FORM 10-Q/A

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING AND SUBSIDIARIES

(formerly Trim Holding Group)

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012 (Restated)	2011

ASSETS

Current Assets:
Cash	$56,643	$-
Prepaid expense	25,472	-
Total Current Assets	82,115	-

Total Assets	$82,115	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$11,968	$93,781
Advances from stockholder	-	450,844
Total Current Liabilities	11,968	544,625

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

HPIL HOLDING AND SUBSIDIARIES

(formerly Trim Holding Group)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
	For the Three	For the Three	For the Nine	For the Nine	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012 (Restated)	2011	2012 (Restated)	2011	2012 (Restated)

Sales	$-	$-	$-	$-	$42,021
Cost of Goods Sold	-	-	-	-	36,419
Gross Profit	-	-	-	-	5,602

Operating Expenses:
General and administrative	71,235	4,963	135,228	86,957	798,416
Patent Amortization Expense	-	-	-	-	-
Total Operating Expenses	71,235	4,963	135,228	86,957	798,416

Loss from Continuing Operations	(71,235)	(4,963)	(135,228)	(86,957)	(792,814)

Loss from Discontinued Operations	-	-	-	-	(218,947)

Net Loss	$(71,235)	$(4,963)	$(135,228)	$(86,957)	$(1,011,761)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.04)	$(0.25)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	55,363,696	2,255,000	20,671,058	2,255,000	4,102,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES
(formerly Trim Holding Group)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
	For the Nine	For the Nine	From Inception
	Months	Months	(February 17,
	Ended	Ended	2004) to
	September 30,	September 30,	September 30,
	2012 (Restated)	2011	2012 (Restated)

OPERATING ACTIVITIES:
Net loss	$(135,228)	$(86,957)	$(1,011,761)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Amortization	-	-	-
Adjustments for changes in working capital:
Deferred stock offering amortization			32,842
Prepaid expenses	(25,472)	(7,167)	(25,472)
Accounts payable and accrued expenses	(81,813)	4,240	11,968
CASH USED IN OPERATING ACTIVITIES	(242,513)	(89,884)	(982,423)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250,000	-	269,450
Advances from stockholder	49,156	72,662	500,000
Deferred stock offering expenses	-	-	(32,842)
Advances from officers forgiven	-	-	109,958
Stock issued in settlement of debt	-	-	192,500
Proceeds from notes payable	-	11,435	-
CASH PROVIDED BY FINANCING ACTIVITIES	299,156	84,097	1,039,066

NET INCREASE (DECREASE) IN CASH	56,643	(5,787)	56,643

CASH - BEGINNING OF PERIOD	-	5,736	-

CASH - END OF PERIOD	$56,643	$(51)	$56,643

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

We have restated our balance sheet as of September 30, 2012 and our statements of operations for the three and nine months ended September 30, 2012 and inception to date, to restate the value of Patents acquired, amortization expense recognized on these patents, the amount of common stock issued for these patents, and its effect on our net loss per share calculation. The table below sets forth the effect of the restatement for the three and nine months ended September 30, 2012:

	As of September 30,
	2012		2012
	Previously Reported	Adjustments	As Restated

Patents	$24,218,750	$(24,218,750)	$0
Total Assets	$24,300,865	$(24,218,750)	$82,115
Common stock	$10,576	$(5000)	$5,576
Total Stockholders’ equity	$24,288,897	$(24,218,750)	$70,147
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2012	2012		2012
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Net loss per common share – Basic and Diluted	$(0.01)	$0.01	$(0.00)	$(0.02)	$	$(0.01)
Weighted average shares outstanding – Basic and Diluted	105,363,696	(50,000,000)	55,363,696	38,006,825		20.671,058

	Inception to date

	Previously Reported	Adjustments	As Restated

Net loss per common share – Basic and Diluted	$(0.32)	$0.07	$(0.25)
Weighted average shares outstanding – Basic and Diluted	5,623,546	1,521,461	4,102,085,

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