Form 10-K/A
period 2012-12-31
HPIL HOLDING
filed 2013-06-21
CIK 1286345

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

NO DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

HPIL Holding is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Filing”) for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T and amending the following Items contained in the Original Filing: Item 8. Financial Statements and Supplementary Data; Item 10. Directors, Executive Officers, and Control Persons; and Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

HPIL Holding

2012 FORM 10-K/A ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K/A, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

/s/ UHY LLP

Farmington Hills, Michigan

April 16, 2013

HPIL HOLDING and Subsidiaries (formerly Trim Holding Group) (A Development Stage Company) CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011 ASSETS 2012 2011

Current assets:

Cash

Prepaid expense

Total current assets

Property and equipment

Other assets:

Investments In affiliated company

Total other assets

Total assets

Current liabilities

Accounts payable and accrued expenses

Advances from stockholder

Notes payable to stockholder

Total current liabilities

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ $ $	218,046 10,000 228,046 87,604 297,500 385,105 613,150 - - 77,500 77,500	$ $ $	- - - - - - - 93,781 450,844 - 544,625

Preferred stock, series 1,class P-1 par value $8.75

Preferred stock, series 2,class P-2 par value $7.00

Common stock par value $0.0001:

Additional paid-in capital

Deficit accumulated during the development stage

Total stockholders’ equity (deficit)

Total liabilities and stockholders’ equity (deficit)

25,000,000 shares authorized; nil issued and outstanding at December 31,2012 and 22,000 issued and outstanding at December 31, 2011

75,000,000 shares authorized; nil issued and outstanding at December 31, 2012 and 2011

400,000,000 shares authorized; 56,655,000 issued are outstanding at December 31, 2012 and 2,255,000 issued and outstanding at December 31, 2011

	$	- - 5,666 1,686,242 (1,156,258) 535,650 613,150		$192,500 - 226 139,182 (786,533) (544,625) -

HPIL HOLDING and Subsidiaries
(formerly Trim Holding Group)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31,	December 31,
	2012	2011	2012

Sales	$-	$-	$42,021
Cost of goods sold	-	-	36,419
Gross profit	-	-	5,602

Operating expenses:
General and administrative	279,725	158,931	942,913
Total operating expenses	279,725	158,931	942,913

Loss from continuing operations	(279,725)	(158,931)	(937,311)

Loss from discontinued operations, net of $0 tax	-	-	(218,947)

Net loss	$(279,725)	$(158,931)	$(1,156,258)

Weighted average shares
outstanding - Basic and diluted	29,632,596	2,255,260	5,580,988
Loss from continuing operations	$(0.01)	$(0.07)	$(0.17)
Loss from discontinued operations	-		(0.04)
Net Loss per common share	$(0.01)	$(0.07)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

HPIL HOLDING
(formerly Trim Holding Group)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 2004) TO DECEMBER 31, 2012

									Deficit
									Accumulated
	Preferred Stock		Preferred Stock				Additional	Stock	During The	Total
	Series 1, Class P-1		Series 2, Class P-2		Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Receivable	Stage	Deficit

Sale of common stock to officer, at $0.0001,
per share (February 17, 2004)	-	$-	-	$-	2,000,000	$200	$-	$-	$-	$200

Sale of common stock under private placement,
at $0.10, per share, (March to May 2004)	-	-	-	-	100,000	10	9,990	-	-	10,000

Stock issued for services at $0.10, per share,
(December 2004)	-	-	-	-	100,000	10	9,990	-	-	10,000

Sale of common stock sold under private
placement, at $0.10, per share, (March 2005)	-	-	-	-	92,500	9	9,241	-	-	9,250

Officer advances and accrued expenses discharged	-	-	-	-	(30,000)	(3)	109,961	-	-	109,958

Stock issued to officer to satisfy debt at $8.75
per share (December 4, 2009)	22,000	192,500	-	-	-	-	-	-	-	192,500

Stock issued as consideration for patent agreement
at $7.00 per share (December 31, 2009), net of discount	-	-	3,750,000	12,252,500	-	-	-	-	-	12,252,500

Cancellation of shares by Board approval
(May 27, 2010)	-	-	-	-	(2,500)	-	-	-	-	-

Stock issued for subscription receivable	-	-	-	-	6,000,000	600	41,999,400	(42,000,000)	-	42,000,000

Cancellation of stock issues for subscription receivable	-	-	-	-	(6,000,000)	(600)	(41,999,400)	42,000,000	-	(42,000,000)
December 6, 2010

Cancellation of stock issued as consideration for patent
agreement, December 6, 2010	-	-	(3,750,000)	(12,252,500)	-	-	-	-	-	(12,252,500)

Net loss for the period from inception (February 17, 2004)
to December 31, 2010	-	-	-	-	-	-	-	-	(717,602)	(717,602)

Balance as of December 31, 2010	22,000	192,500	-	-	2,260,000	226	139,182	-	(717,602)	(385,694)
Cancellation of shares at par	-	-	-	-	(5,000)	-	-	-	-	-
Net loss for 2011	-	-	-	-	-	-	-	-	(158,931)	(158,931)
Balance as of December 31, 2011	22,000	$192,500	-	$-	2,255,000	$226	$139,182	$-	$(876,533)	$(544,625)

Conversion of loan by officer to common stock on June 27, 2012	-	-	-	-	2,500,000	250	499,750	-	-	500,000

Stock issued as consideration for patent agreement on June 28, 2012	-	-	-	-	50,000,000	5,000	(5,000)	-	-	-

Sale of stock under private placement at $0.25 per share on July 30, 2012	-	-	-	-	1,000,000	100	249,900	-	-	250,000

Sale of stock under private placement at $0.85 per share on October 1, 2012	-	-	-	-	300,000	30	254,970	-	-	255,000

Issuance of shares for investment in an affiliated company at $0.85 per share on October 26, 2012	-	-	-	-	350,000	35	297,465	-	-	297,500

Sale of stock under private placement at $1,00 a share on December 11, 2012	-	-	-	-	250,000	25	249,975	-	-	250,000

Cancellation of series 1 class P-1 preferred stock issued to an officer in exchange for a note on October 2, 2012	(22,000)	(192,500)	-	-	-	-	-	-	-	(192,500)

Net Loss for 2012	-	-	-	-	-	-	-	-	(279,725)	(279,725)
Balance as of December 31, 2012	-	$-	-	$-	56,655,000	$5,666	$1,686,242	$-	$(1,156,258)	$535,650

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

On October 16, 2012, the Company's wholly owned subsidiary HPIL HEALTHCARE Inc. was approved to develop certain patents and related product owned by the Company related to a “Massage Vibrator for the Relief of Aches and Pain”, and to begin manufacture the “Stimulating Massage Device” in accordance with the patents.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company has become aware that Nitin Amersey, a director and CFO of the Company, did not make a timely filing of Form 4 with respect to two transactions that took place during 2012.  Additionally, John Mitchell and John Dunlap, III, both directors of the Company, did not make timely filings of Form 3 or Form 4 with respect to becoming directors and receipt of Company stock.  Mr. Amersey and Mr. Dunlap have since made the appropriate filings and Mr. Mitchell is taking steps to make the appropriate filings as of the date of this filing.

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

From September 2009 to July 2011, Amersey Investments LLC (“Amersey Investments”) provided consulting services to us for a monthly fee of $5,000.00.  Commencing in March 2012, Amersey Investments will resume its provision of consulting services to us for a monthly fee of $5,000.00.  Mr. Nitin Amersey is a principal of Amersey Investments and also serves as an executive officer and director of our Company.

Since June 18, 2009¸ Bay City Transfer Agency and Registrar, Inc. (“BCTAR”) has acted as our transfer agent.  During 2012, the Company paid $11,370 to BCTAR for services rendered. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR.

The Company uses the services of Freeland Venture Resources LLC. During 2012, the Company incurred expenses of $15,778 in relation to these services.  Mr. Amersey is a control person in Freeland Venture Resources LLC.

The Company had advances payable to its current majority shareholder, Mr. Louis Bertoli, totaling $450,844 as of December 31, 2011, which were repaid and converted into common stock during the year ended December 31, 2012.  These advances were made to be used for working capital.  Mr. Bertoli serves as an executive officer and director of our Company.

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

HPIL Holding

Dated: June 21, 2013	By:	/s/ Louis Bertoli
Louis Bertoli
Director, CEO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli Louis Bertoli	Director, President, Chief Executive Officer (principal executive officer), and Chairman of the Board of Directors	June 21, 2013

/s/ Nitin Amersey Nitin Amersey	Director, Chief Financial Officer (principal financial officer and principal accounting officer), Corporate Secretary and Treasurer	June 21, 2013

/s/ John B. Mitchell	Director	June 21, 2013
John B. Mitchell

/s/ John Dunlap, III	Director	June 21, 2013
John Dunlap, III