Form 10-Q
period 2013-06-30
HPIL HOLDING
filed 2013-08-19
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 56,671,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING AND SUBSIDIARIES
(formerly Trim Holding Group)
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$14,546	$218,046
Prepaid expense	-	10,000
Total current assets	14,546	228,046

Other assets:
Property & equipment	241,907	87,605
Investment in affiliated company	297,500	297,500
Total other assets	539,407	385,105

Total assets	$553,953	$613,151

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$42,238	$-
Notes and advances from stockholder	160,000	77,500
Total current liabilities	202,238	77,500

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; Nil issued and
outstanding at June 30, 2013 and December 31, 2012	-	-
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock par value $0.0001;
400,000,000 shares authorized; 56,671,000 and 56,655,000
issued and outstanding at June 30, 2013 and December 31, 2012, respectively	5,668	5,666
Additional paid-in capital	1,767,841	1,686,243
Deficit accumulated during the development stage	(1,421,794)	(1,156,258)
Total stockholders' equity	351,715	535,651

Total liabilities and stockholders' equity	$553,953	$613,151
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES

(formerly Trim Holding Group)

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period
					From Inception
	For the Three	For the Three	For the Six	For the Six	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Sales	$-	$-	$-	$-	$42,021
Cost of goods sold	-	-	-	-	36,419
Gross profit	-	-	-	-	5,602

Operating expenses:
General and administrative	171,013	46,255	265,536	63,933	1,208,399
Total operating expenses	171,013	46,255	265,536	63,993	1,208,399

Loss from continuing operations	(171,013)	(46,255)	(265,536)	(63,993)	1,202,797

Loss from discontinued operations	-	-	-	-	(218,947)

Net loss	$(171,013)	$(46,255)	$(265,536)	$(63,993)	$(1,421,744)

Loss per weighted number of shares
Outstanding - Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)	$(0.17)

Weighted average number of shares
Outstanding - Basic and diluted	56,671,000	5,661,593	56,665,254	3,958,297	8,257,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES
(formerly Trim Holding Group)
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Six	For the Six	(February 17,
	Months Ended	Months Ended	2004) to
	June 30,	June 30,	June 30,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(265,536)	$(63,993)	$(1,421,794)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Deferred stock offering expense amortization	-	-	32,842
Adjustments for changes in working capital:
Prepaid expenses	10,000	(15,000)	-
Accounts payable and accrued expenses	42,238	(72,955)	42,238

CASH USED IN OPERATING ACTIVITIES	(213,298)	(151,948)	(1,336,714)

INVESTING ACTIVITIES:
Purchases of property and equipment	(154,302)	-	(241,906)

CASH USED IN INVESTING ACTIVITIES	(154,302)	-	(241,906)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	81,600	-	856,050
Net advances from stockholder	82,500	161,825	582,500
Repayment of note payable to stockholder	-	-	(115,000)
Issuance of preferred stock	-	-	192,500
Deferred stock offering expenses	-	-	(32,842)
Advances from officers	-	-	109,958
CASH PROVIDED BY FINANCING ACTIVITIES	164,100	161,825	1,593,166

NET (DECREASE) INCREASE IN CASH	(203,500)	9,877	14,546

CASH - BEGINNING OF PERIOD	218,046	-	-

CASH - END OF PERIOD	$14,546	$9,877	$14,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

On May 21, 2012, the Company changed its name to HPIL HOLDING.

As of June 30, 2013, the Company has yet to commence operations. Expenses incurred from February 17, 2004 (date of inception) through June 30, 2013 relate to the Company’s formation and general administrative activities. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. The report of the Company’s independent registered accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012 contained an emphasis of a matter paragraph stating that these factors raise substantial doubt about its ability to continue as a going concern. Subsequent to June 30, 2013, the Company raised $899,250 from the sale of common stock and also expects to raise additional capital during 2013 to fund start-up activities. As discussed in this Note 1 below, the Company’s wholly owned subsidiary HPIL HAELATHCARE Inc. expects to begin supplying its IFLOR product in 2014. The Company believes that this additional funding will be sufficient to fund operating expenses through at least the first half of 2014. Moreover, the Company’s majority stockholder has indicated his ability and intent to provide financial support to the Company at least through June 30, 2014, should it be necessary.

HPIL HOLDING’s intends that its main activity will be in the business of investing in differing business sectors.

To begin the implementation of the business plan, on September 10, 2012, Company organized six new subsidiary companies. Each of these subsidiary companies is wholly owned (100%) by the Company. The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. These companies have been organized to implement the various growth strategies of the Company. HPIL HEALTHCARE Inc. has been organized to facilitate investments in the health care sector. HPIL ENERGYTECH Inc. has been organized to facilitate investments in the energy sector. HPIL WORLDFOOD Inc. has been organized to facilitate investments in the food sector. HPIL REAL ESTATE Inc. has been organized to facilitate investments in the real estate sector. HPIL GLOBALCOM Inc. has been organized to facilitate investments in the communication sector and HPIL ART&CULTURE Inc. has been organized to facilitate investments in the art and culture sector. We intend to make such investments in the United States and worldwide if adequate candidates can be identified.

A concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and hope to generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  As of now, we expect our primary retail outlet will be pharmacy chains worldwide.  Design and molding of the product are underway as of the first quarter of 2013.  We plan to engage manufacturers for production, expect to reach full production by the second quarter of 2014, and begin supplying the product to retail outlets in 2014.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on April 16, 2013. Additionally, our operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013 or for any other period.

As of June 30, 2013 none of the above subsidiaries have begun full operations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company. The Company is still devoting substantially all of its efforts to developing its business and its planned principal operations. Operations have not yet commenced, but are planned to commence in the next twelve months.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Investment in Unconsolidated Affiliate

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity. The cost method of accounting is used when the Company does not exercise significant management influence, generally when HPIL has an ownership interest of less than 20%. The Company’s 32% investment in Haesler Real Estate Management SA (“HREM”) is accounted for under the equity method of accounting. The Company’s share of HREM’s earnings for the six months ended June 30, 2013 is immaterial.

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

As of June 30, 2013 and December 31, 2012 there were no amounts that are required to be accrued in respect to uncertain tax positions.

The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2009 and later remain subject to examination by the IRS and respective states.

Property and equipment

The Company’s property and equipment consists of molds and designs not yet being used in operations at June 30, 2013.  Once placed into operations, the Company will depreciate these assets over there estimated useful lives, expected to range between 5 and 10 years.  For the six months ended June 30, 2013 or the calendar year 2012, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and the number of shares of common stock issuable upon assumed exercise of preferred stock provided the result is not anti-dilutive.

For the six months ended June 30, 2013 and the calendar year 2012, and for the period from inception (February 17, 2004) to June 30, 2013, no potentially dilutive securities were included in the computation of loss per share due to the net losses.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements are expected to significantly affect the Company.

NOTE 3 – NOTE AND ADVANCES PAYABLE - STOCKHOLDER

During 2012 the Company, in agreement with the Company’s majority stockholder, cancelled its 22,000 shares of preferred stock outstanding in exchange for a note payable of $192,500.  The note is non-interest bearing and payable on demand.  During the six months ended June 30, 2013, the stockholder made additional advances to the Company under the same terms.  The Company has $160,000 and $77,500 payable to this stockholder as of June 30, 2013 and December 31, 2012, respectively.

NOTE 4 – CAPITAL STOCK

On June 28, 2012, pursuant to the terms of a Patent Purchase Agreement made by and between the Company and GIOTOS, we issued 100,000,000 shares of common stock to GIOTOS, a company owned and controlled by Mr. Louis Bertoli. The number of shares issued and the purchase price were subject to a valuation of the common stock and of certain patents rights and other related business processes and know-how (“IFLOR Business”), and were to be adjusted based upon the these fair values.

The Company subsequently obtained the expected third-parties valuations of the common stock and of the IFLOR Business (the “Valuations”).  Based on the Valuations, the Company exercised its right to adjust the amount of shares pursuant to the terms of the Stock Purchase Agreement.  On April 12, 2013, we executed a Closing Agreement with GIOTOS Limited to reduce the purchase price to $12,500,000 and to effect the share adjustment and return 50,000,000 shares to the Company.  As both entities are majority owned and controlled by Mr. Bertoli, assets acquired in transactions between entities under common control should be recorded at the current carrying value of the seller. Increasing the carrying value of the assets acquired to estimated fair value is not permitted under these circumstances. Based on the foregoing, the Company has not recorded any carrying value for the acquired patents rights related to the IFLOR Business. Accordingly, the difference between the transaction price and the value of the assets recorded has been recorded in equity as a capital transaction whereby the 50,000,000 shares issued as consideration were recorded to common stock at par value with the offset recorded to additional paid-in capital.

On February 27, 2013, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which Company agreed to sell and investor agreed to purchase 16,000 shares of Common Stock of the Company for a total purchase price of $81,600. On March 7, 2013, pursuant to the terms and conditions of the Agreement, the Company issued the shares to the investor in exchange for the purchase price.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s wholly owned subsidiary HPIL HEALTHCARE Inc. uses the service of MB Ingenia (Italy) for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made property and equipment purchases from MB Ingenia totaling $91,137 for the six months ended June 30, 2013 and $178,742 from inception to June 30, 2013. Mr. Bertoli, is the President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of our Company.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director and the CFO of the Company, Nitin Amersey (“Amersey”). Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the six months ended June 30, 2013 and for the calendar year ended 2012, the Company incurred expenses of $33,020 and $50,000  respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the six months ended June 30, 2013 and the calendar year 2012, the Company incurred expenses of $5,125 and $5,952, respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC, for Edgar filings.  Mr. Amersey is a control person in Freeland Venture Resources LLC. For the six months ended June 30, 2013 and the calendar year 2012, the Company incurred expenses of $3,640 and $16,488, respectively, in relation to these services.

The Company uses the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases. Cheerful is owned by Mr. Amersey’s children and his son is the president. For the six months ended June 30, 2013 and the calendar year 2012, the Company incurred expenses of $5,160 and $5,000, respectively, in relation to these services.

The Company had accounts payable related to the above transactions of $8,127 and $Nil as of June 30, 2013 and December 31, 2012, respectively.

NOTE 6 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the unaudited condensed consolidated financial statements for all periods presented.

Summarized financial information for discontinued operations for the six months ended June 30, 2013 and 2012 and from inception to date are as follows:

	2013	2012	Inception to date
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Operating expenses
General & administrative	-	-	(218,947)
Total operating expense	-	-	(218,947)
Net loss from discontinued operations	$-	$-	$(218,947)

NOTE 7 – INCOME TAXES

The effective tax rate of 0% differs from the statutory rate of 34% due to the Company recording a valuation allowance against the future tax benefit of current period losses. Management is unable to conclude the related deferred tax assets are more likely than not to be realized due to the recurring losses.

NOTE 8 – SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date. On July 27, 2013, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which the investor purchased 165,000 shares of Common Stock of the Company for a total purchase price of $899,250.

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

Restatement of Previously Filed Financial Statements.  In relation to the transaction in which we acquired the IFLOR Business (as defined and described in more detail below under subsection (b) Material Transactions), we previously restated our consolidated balance sheets as of June 30, 2012 and September 30, 2012 and our consolidated statements of operations for the three and six months ended June 30, 2012, inception to June 30, 2012, for the three and nine months ended September 30, 2012, and inception to September 30, 2012 to correct, as necessary, the value of the patent rights related to the IFLOR Business, amortization expenses recognized on the patent rights related to the IFLOR Business, the amount of common stock issued in return for the patents rights related to the IFLOR Business, and its effect on our net loss per share calculation (the “Restatement”).  On May 10, 2013, we filed amended Quarterly Reports for the quarters ending June 30, 2012 and September 30, 2012 on Form 10-Q/A to include the restated financial statements, which were both subsequently amended and the amendments filed on June 19, 2013.  All references herein to our unaudited quarterly financial statements for the period ended June 30, 2012 reflect the Restatement.

Overview

(a)	Business Background.

HPIL HOLDING and Subsidiaries (or “we”, “us”, “our”, or the “Company”) is a development stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. (“TNT”). On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada. As part of the merger, we changed our name to Trim Holding Group.

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

On September 10, 2012, Company organized six new subsidiary companies. Each of these subsidiary companies is wholly owned (100%) by the Company. The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. These companies have been organized in order to satisfy the various growth strategies of the Company.

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

On November 27, 2012, the company's wholly owned subsidiary HPIL ART&CULTURE Inc. entered into a cooperation agreement with the World Traditional Fudokan Shotokan Karate-Do Federation, a worldwide karate federation. The parties will work cooperatively to develop and expand projects between the parties.

On December 4, 2012, the company's wholly owned subsidiary HPIL ART&CULTURE Inc. entered into a cooperation agreement with Social Art World Ltd., a private limited company focused on investing in the art sector. The parties will work cooperatively to develop and expand projects between the parties.

On December 17, 2012, the company's wholly owned subsidiary HPIL REAL ESTATE Inc. acquired a 32% ownership interest in Haesler Real Estate Management SA pursuant to a quota purchase agreement entered into on October 26, 2012. The parties will work to develop and expand projects between the parties.

On December 20, 2012, the company’s wholly owned subsidiary HPIL ENERGYTECH Inc. entered into a cooperation agreement with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions. The parties will work cooperatively to develop and expand projects between the parties.

On February 22, 2013, HPIL granted to its wholly owned subsidiary HPIL HEALTHCARE Inc. an exclusive license to use the patents relating to the “Massage Vibrator for the Relief of Aches and Pain” for the production, use, or sale of the resulting products throughout the world and especially in countries where we have the license to the patents rights.  The name of the initial product utilizing the patents rights is “IFLOR, Stimulating Massage Device”, which the Company has authorized HPIL HEALTHCARE Inc. to develop, industrialize and manufacture.

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

In accordance with generally accepted accounting principles in the United States of America (“GAAP”), assets acquired in transactions between entities under common control, as is the case with the Company and GIOTOS Limited, should be recorded at the current carrying value of the seller. Increasing the carrying value of the assets acquired to estimated fair value is not permitted under these circumstances. Based on the foregoing, the Company has not recorded any carrying value for the acquired patents rights related to the IFLOR Business as the carrying value by the seller was not material. Accordingly, the difference between the initial preliminary transaction price of $25,000,000 and the final value of the assets recorded of zero has been recorded in equity as a capital transaction whereby the 50,000,000 shares issued as consideration were recorded to common stock at par value with the offset recorded to additional paid-in capital.

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

A current concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our wholly owned subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and believe we will generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  As of now, we expect our primary retail outlet will be pharmacy chains worldwide.  Design and molding of the product are underway as of the second quarter of 2013.  We plan to engage manufacturers for production, expect to reach full production by the second quarter of 2014, and begin supplying the product to retail outlets in 2014.

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

Net cash provided by (used in) operating activities.  During the six months ended June 30, 2013, net cash used in operating activities was $(213,298) compared with $(151,948) used in operating activities for the six months ended June 30, 2012.  The cash flow used in operating activities in the six months ended June 30, 2013 was primarily the result of net operating losses.  The cash flow used in operating activities in the six months ended June 30, 2012 was primarily the result of net operating losses and accounts payable and accrued expenses.

Net cash provided by (used in) investing activities.  During the six months ended June 30, 2013, net cash used in investing activities was $(154,302) compared with $Nil used in investing activities for the six months ended June 30, 2012.  The cash flow used in investing activities in the six months ended June 30, 2013 was primarily the result of equipment purchases related to the IFLOR product design and manufacturing.

Net cash provided by (used in) financing activities.  During the six months ended June 30, 2013, net cash provided by financing activities was $164,100 compared with $161,825 provided by financing activities for the six months ended June 30, 2012.  The cash flow provided by financing activities in the six months ended June 30, 2013 was primarily the result of proceeds from the issuance of common stock and advances from stockholders.  The cash flow provided by financing activities in the six months ended June 30, 2012 was primarily the result of advances from stockholders.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  The report of the Company’s independent registered accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012 contained an emphasis of a matter paragraph stating that these factors raise substantial doubt about its ability to continue as a going concern.  As of June 30, 2013, we had cash on hand of $14,546 and current liabilities of $202,238.  Subsequent to June 30, 2013, the Company raised $899,250 from the sale of common stock and also expects to raise additional capital during 2013 and 2014 to fund start-up activities.  As of the date of this filing, we had cash on hand of $611,804 and current liabilities of $Nil.  The Company believes that the funding already received and additional funding which we expect to raise will be sufficient to fund operating expenses through at least the first half of 2014.  Moreover, our majority stockholder has indicated his ability and intent to provide financial support to the Company at least through June 30, 2014.  Additionally, as discussed in subsection (c) Business of Issuer, above, we expect our wholly owned subsidiary, HPIL HEALTHCARE Inc., to begin supplying the IFLOR product in 2014.  However, there is no assurance that we will be able to achieve revenues sufficient to become profitable nor that we will be able to continue to raise funds beyond the first half of 2014, in which case we may be unable to meet our obligations and we may cease operations.

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

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

General and Administrative Expenses.  General and administrative expenses increased to $171,013 for the three months ended June 30, 2013 from $46,255 for the three months ended June 30, 2012.   The increase in general and administrative expenses is primarily related to the increase in consulting fees, accounting fees, filing fees, and travel expenses, which increased in 2013 as a result of the addition of six subsidiaries and the acquisition of the IFLOR Business.

Net Income (loss).  For the three months ended June 30, 2013, we incurred a net loss of $(171,013) as compared to a net loss of $(46,255) for the three months ended June 30, 2012.  The net loss was primarily a result of increased operations of the Company without current revenue.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

General and Administrative Expenses.  General and administrative expenses increased to $265,536 for the six months ended June 30, 2013 from $63,933 for the six months ended June 30, 2012.  The increase in general and administrative expenses is primarily related to the increase in consulting fees, accounting fees, filing fees, and travel expenses, which increased in 2013 as a result of the addition of six subsidiaries and the acquisition of the IFLOR Business.

Net Income (loss).  For the six months ended June 30, 2013, we incurred a net loss of $(265,536) as compared to a net loss of $(63,933) for the six months ended June 30, 2012.  The net loss was primarily a result of increased operations of the Company without current revenue.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

Pursuant to the terms and conditions of that certain Closing Agreement entered into on April 12, 2013, with GIOTOS Limited (“GIOTOS”), the Company exercised its right to adjust the amount of shares of the Company’s common stock the Company paid to acquire a portfolio of healthcare sector patent rights related to a “Massage Vibrator for the Relief of Aches and Pain” and other related business processes and know-how pursuant to the terms and conditions of that certain Stock Purchase Agreement with GIOTOS entered on June 28, 2012 and amended April 10, 2013.  To effect the share adjustment, on April 12, 2013, GIOTOS returned to the Company 100,000,000 shares of Company common stock previously issued pursuant to the Stock Purchase Agreement and the company issued 50,000,000 shares of common stock of the Company to GIOTOS.  GIOTOS is a company owned and controlled by Mr. Louis Bertoli, our President, CEO, and Chairman of the Board of Directors.

The transaction described above was exempt from registration pursuant to Section 4(2) and Rule 903 of Regulation S of the Securities Act of 1933, as amended.

(b)          Use of Proceeds.

Not Applicable.

(c)          Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Stock Purchase Agreement, by and between HPIL Holding and GIOTOS Limited, entered into on June 28, 2012

*10.2	Quota Purchase Agreement, by and between HPIL Holding and Daniel Haesler, entered into on October 26, 2012

*10.3	Amendment to the Assignment of Patents, by and between HPIL Holding and GIOTOS Limited, entered into on April 10, 2013

*10.4	Closing Agreement, by and between HPIL Holding and GIOTOS Limited, entered into on April 12, 2013

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit	Description

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Trim Holding Group

Dated: August 19, 2013	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: August 19, 2013	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer

