Form 10-Q/A
period 2013-06-30
HPIL HOLDING
filed 2013-11-14
CIK 1286345

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

Explanatory Note

HPIL Holding is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013 (the “Original Filing”) for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T and amending the following Items contained in the Original Filing: Part 1, Item 1. Financial Statements.

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

HPIL HOLDING AND SUBSIDIARIES

(formerly Trim Holding Group)

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period
					From Inception
	For the Three	For the Three	For the Six	For the Six	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Sales	$-	$-	$-	$-	$42,021
Cost of goods sold	-	-	-	-	36,419
Gross profit	-	-	-	-	5,602

Operating expenses:
General and administrative	171,013	46,255	265,536	63,933	1,208,448
Total operating expenses	171,013	46,255	265,536	63,933	1,208,448

Loss from continuing operations	(171,013)	(46,255)	(265,536)	(63,933)	(1,202,846)

Loss from discontinued operations	-	-	-	-	(218,947)

Net loss	$(171,013)	$(46,255)	$(265,536)	$(63,933)	$(1,421,793)

Loss per weighted number of shares
Outstanding - Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)	$(0.17)

Weighted average number of shares
Outstanding - Basic and diluted	56,671,000	5,661,593	56,665,254	3,958,297	8,257,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING AND SUBSIDIARIES
(formerly Trim Holding Group)
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Six	For the Six	(February 17,
	Months Ended	Months Ended	2004) to
	June 30,	June 30,	June 30,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(265,536)	$(63,933)	$(1,421,793)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Deferred stock offering expense amortization	-	-	32,842
Adjustments for changes in working capital:
Prepaid expenses	10,000	(15,000)	-
Accounts payable and accrued expenses	42,238	(72,955)	42,238

CASH USED IN OPERATING ACTIVITIES	(213,298)	(151,888)	(1,336,713)

INVESTING ACTIVITIES:
Purchases of property and equipment	(154,302)	-	(241,907)

CASH USED IN INVESTING ACTIVITIES	(154,302)	-	(241,907)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	81,600	-	856,050
Net advances from stockholder	82,500	161,825	582,500
Repayment of note payable to stockholder	-	-	(115,000)
Issuance of preferred stock	-	-	192,500
Deferred stock offering expenses	-	-	(32,842)
Advances from officers	-	-	109,958
CASH PROVIDED BY FINANCING ACTIVITIES	164,100	161,825	1,593,166

NET (DECREASE) INCREASE IN CASH	(203,500)	9,937	14,546

CASH - BEGINNING OF PERIOD	218,046	-	-

CASH - END OF PERIOD	$14,546	$9,937	$14,546

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

On May 21, 2012, the Company changed its name to HPIL HOLDING.

As of June 30, 2013, the Company has yet to commence operations. Expenses incurred from February 17, 2004 (date of inception) through June 30, 2013 relate to the Company’s formation and general administrative activities. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. The report of the Company’s independent registered accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012 contained an emphasis of a matter paragraph stating that these factors raise substantial doubt about its ability to continue as a going concern. Subsequent to June 30, 2013, the Company raised $899,250 from the sale of common stock and also expects to raise additional capital during 2013 to fund start-up activities. As discussed in this Note 1 below, the Company’s wholly owned subsidiary HPIL HEALTHCARE Inc. expects to begin supplying its IFLOR product in 2014. The Company believes that this additional funding will be sufficient to fund operating expenses through at least the first half of 2014. Moreover, the Company’s majority stockholder has indicated his ability and intent to provide financial support to the Company at least through June 30, 2014, should it be necessary.

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

Property and equipment

The Company’s property and equipment consists of molds and designs not yet being used in operations at June 30, 2013.  Once placed into operations, the Company will depreciate these assets over their estimated useful lives, expected to range between 5 and 10 years.  For the six months ended June 30, 2013 or the calendar year 2012, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

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

Net cash provided by (used in) operating activities.  During the six months ended June 30, 2013, net cash used in operating activities was $(213,298) compared with $(151,888) used in operating activities for the six months ended June 30, 2012.  The cash flow used in operating activities in the six months ended June 30, 2013 was primarily the result of net operating losses.  The cash flow used in operating activities in the six months ended June 30, 2012 was primarily the result of net operating losses and accounts payable and accrued expenses.

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

HPIL Holding

Dated: November 14, 2013	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: November 14, 2013	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer

