Form 10-Q
period 2013-09-30
HPIL HOLDING
filed 2013-11-19
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, there were 56,836,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING
(formerly Trim Holding Group)
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$451,466	$218,046
Prepaid expense	-	10,000
Total Current Assets	451,466	228,046

Other Assets:
Advances to related parties	196,409	-
Property & equipment	178,742	87,605
Investment in affiliated company	297,500	297,500
Total Other Assets	672,651	385,105

Total Assets	$1,124,117	$613,151

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$-	$-
Advances from stockholder	-	77,500
Total Current Liabilities	-	77,500

Commitments	-	-

Stockholders' Equity:
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; 22,000 issued and
outstanding at September 30, 2013 and December 31, 2012
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 56,836,000 and 56,655,000 issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	5,684	5,666
Additional paid-in capital	2,662,894	1,686,243
Deficit accumulated during the development stage	(1,544,461)	(1,156,258)
Total Stockholders' Equity	1,124,117	535,651

Total Liabilities and Stockholders' Equity	$1,124,117	$613,151

The accompanying notes are an integral part of these unaudited condensed financial statements.

HPIL HOLDING

(formerly Trim Holding Group)

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					For the Period
					From Inception
	For the three	For the three	For the Nine	For the Nine	(February 17,
	Months Ended	Months Ended	Months Ended	Months Ended	2004) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Sales	$-	$-	$-	$-	$42,021
Cost of Goods Sold	-	-	-	-	36,419
Gross Profit	-	-	-	-	5,602

Operating Expenses:
General and administrative	122,717	71,235	388,203	135,228	1,331,116
Total Operating Expenses	122,717	71,235	388,203	135,228	1,331,116

Loss from Continuing Operations	(122,717)	(71,235)	(388,203)	(135,228)	(1,325,514)

Loss from Discontinued Operations	-	-	-	-	(218,947)

Net Loss	$(122,717)	$(71,235)	$(388,203)	$(135,228)	$(1,544,461)

Loss per Weighted Number of Shares
Outstanding - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.16)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	56,778,609	55,363,696	56,703,454	20,671,058	9,512,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

HPIL HOLDING
(formerly Trim Holding Group)
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Nine	For the Nine	(February 17,
	Months Ended	Months Ended	2004) to
	September 30,	September 30,	September 30,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(388,203)	$(135,228)	$(1,544,461)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Deferred stock offering expense amortization	-	-	32,842
Adjustments for changes in working capital:
Prepaid expenses	10,000	(25,472)	-
Accounts payable and accrued expenses	-	(81,813)	-

NET CASH USED IN OPERATING ACTIVITIES	(378,203)	(242,513)	(1,501,619)

INVESTING ACTIVITIES:
Investment in Property & Equipment	(91,137)	-	(178,741)
Advances to Related Parties	(196,409)	-	(196,409)
NET CASH USED IN INVESTING ACTIVITIES	(287,546)	-	(375,150)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	976,669	250,000	1,751,119
Net (repayments to) advances from stockholder	(77,500)	49,156	422,500
Repayment of note payable to stockholder	-	-	(115,000)
Issuance of preferred stock	-	-	192,500
Deferred stock offering expenses	-	-	(32,842)
Advances from officers	-	-	109,958
NET CASH PROVIDED BY FINANCING ACTIVITIES	899,169	299,156	2,328,235

NET INCREASE IN CASH	233,420	56,643	451,466

CASH - BEGINNING OF PERIOD	218,046	-	-

CASH - END OF PERIOD	$451,466	$56,643	$451,466

The accompanying notes are an integral part of these unaudited condensed financial statements.

HPIL HOLDING AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

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

On May 21, 2012, the Company changed its name to HPIL HOLDING.

As of September 30, 2013, the Company has yet to commence operations. Expenses incurred from February 17, 2004 (date of inception) through September 30, 2013 relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. The report of the Company’s independent registered accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012 contained an emphasis of a matter paragraph stating that these factors raise substantial doubt about its ability to continue as a going concern. On July 27, 2013 the Company raised $899,250 from the sale of common stock and also expects to raise additional capital during 2013 and 2014 to fund start-up activities. In addition, as discussed in this Note 1 below, the Company’s wholly owned subsidiary HPIL HEALTHCARE Inc. expects to begin supplying its IFLOR product in 2014. The Company believes that this additional funding will be sufficient to fund operating expenses through at least the first nine months of 2014. Moreover, the Company’s majority stockholder has indicated his ability and intent to provide financial support to the Company at least through September 30, 2014, should it be necessary.

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

A concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and hope to generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  As of now, we expect our primary retail outlet will be pharmacy chains worldwide.  The Company began design and molding of the product in the first quarter of 2013, which remains underway as of the third quarter of 2013.  We plan to engage manufacturers for production, expect to reach full production by the second quarter of 2014, and begin supplying the product to retail outlets in 2014.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on April 16, 2013. Additionally, our operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013 or for any other period.

As of September 30, 2013 none of the above subsidiaries have begun operations.

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

Investment in Unconsolidated Affiliate

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity. The cost method of accounting is used when the Company does not exercise significant management influence, generally when HPIL has an ownership interest of less than 20%. The Company’s 32% investment in Haesler Real Estate Management SA (“HREM”) is accounted for under the equity method of accounting. The Company’s share of HREM’s earnings for the nine months ended September 30, 2013 is immaterial.

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

As of September 30, 2013 and December 31, 2012 there were no amounts that are required to be accrued in respect to uncertain tax positions.

The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2010 and later remain subject to examination by the IRS and respective states.

Property and equipment

The Company’s property and equipment consists of molds and designs not yet being used in operations at September 30, 2013.  Once placed into operations, the Company will depreciate these assets over their estimated useful lives, expected to range between 5 and 10 years.  For the nine months ended September 30, 2013 or the calendar year 2012, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

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

For the nine months ended September 30, 2013 and the calendar year 2012, and for the period from inception (February 17, 2004) to September 30, 2013, no potentially dilutive securities were included in the computation of loss per share due to the net losses.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements are expected to significantly affect the Company.

NOTE 3 – NOTE AND ADVANCES PAYABLE - STOCKHOLDER

During 2012 the Company, in agreement with the Company’s majority stockholder, cancelled its 22,000 shares of preferred stock outstanding in exchange for a note payable of $192,500.  The note was non-interest bearing and was repaid during the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, the stockholder made additional advances to the Company under the same terms, which advances were repaid during the nine months ended September 30, 2013.  The Company has $Nil and $77,500 payable to this stockholder as of September 30, 2013 and December 31, 2012, respectively.

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

On July 27, 2013, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which Company agreed to sell and investor agreed to purchase 165,000 shares of Common Stock of the Company for a total purchase price of $899,250. On August 2, 2013, pursuant to the terms and conditions of the Agreement, the Company issued the shares to the investor in exchange for the purchase price.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s wholly owned subsidiary HPIL HEALTHCARE Inc. uses the service of MB Ingenia (Italy) for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made property and equipment purchases from MB Ingenia totaling $91,137 for the nine months ended September 30, 2013 and $178,742 from inception to September 30, 2013. Mr. Bertoli, is the President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of our Company.

The Company also made advances to MB Ingenia of $132,909 during the period ended September 30, 2013.  These advances are deposits on IFLOR samples being produced by MB Ingenia.  The Company also made advances to HREM during the period ended September 30, 2013 totaling $63,500.  These advances are non-interest bearing and due on demand.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director and the CFO of the Company, Nitin Amersey (“Amersey”). Amersey will provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the nine months ended September 30, 2013 and 2012, the Company incurred expenses of $48,020 and $30,000 respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the nine months ended September 30, 2013 and 2012, the Company incurred expenses of $3,687 and $5,345, respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC (“Freeland”), for Edgar filings.  Mr. Amersey is a control person in Freeland. For the nine months ended September 30, 2013 and 2012, the Company incurred expenses of $11,270 and $5,878, respectively, in relation to these services.

The Company uses the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases. Cheerful is owned by Mr. Amersey’s children and his son is the president. For the nine months ended September 30, 2013 and 2012, the Company incurred expenses of $8,340 and $5,000, respectively, in relation to these services.

NOTE 6 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the unaudited condensed consolidated financial statements for all periods presented.

Summarized financial information for discontinued operations for the nine months ended September 30, 2013, the nine months ended September, 2012, and from inception to date are as follows:

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Period From Inception (February 17, 2004) to September 30, 2013
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Operating expenses
General & administrative	-	-	(218,947)
Total operating expense	-	-	(218,947)
Net loss from discontinued operations	$-	$-	$(218,947)

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

In relation to the transaction in which we acquired the IFLOR Business, we previously restated our consolidated balance sheets as of June 30, 2012 and September 30, 2012 and our consolidated statements of operations for the three and six months ended June 30, 2012, inception to June 30, 2012, for the three and nine months ended September 30, 2012, and inception to September 30, 2012 to correct, as necessary, the value of the patent rights related to the IFLOR Business, amortization expenses recognized on the patent rights related to the IFLOR Business, the amount of common stock issued in return for the patents rights related to the IFLOR Business, and its effect on our net loss per share calculation (the “Restatement”).  On May 10, 2013, we filed amended Quarterly Reports for the quarters ending June 30, 2012 and September 30, 2012 on Form 10-Q/A to include the restated financial statements, which were both subsequently amended and the amendments filed on June 19, 2013.  All references herein to our unaudited quarterly financial statements for the period ended September 30, 2012 reflect the Restatement.

Overview

(a)	Business Background.

HPIL HOLDING, together with its subsidiaries (referred to herein as “we”, “us”, “our”, or the “Company”), is a development stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. (“TNT”). On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada. As part of the merger, we changed our name to Trim Holding Group.

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

On September 10, 2012, Company organized six new subsidiary companies. Each of these subsidiary companies is wholly owned (100%) by the Company. The names of the new subsidiary companies are HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. (each a “Subsidiary” and collectively, the “Subsidiaries”).  The Subsidiaries have been organized in order to satisfy the various growth strategies of the Company.

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

On November 27, 2012, the company's wholly owned Subsidiary HPIL ART&CULTURE Inc. entered into a cooperation agreement with the World Traditional Fudokan Shotokan Karate-Do Federation, a worldwide karate federation.  The parties will work cooperatively to develop and expand projects between the two.

On December 4, 2012, the company's wholly owned Subsidiary HPIL ART&CULTURE Inc. entered into a cooperation agreement with Social Art World Ltd., a private limited company focused on investing in the art sector.  The parties will work cooperatively to develop and expand projects between the two.

On December 17, 2012, the company's wholly owned Subsidiary HPIL REAL ESTATE Inc. acquired a 32% ownership interest in Haesler Real Estate Management SA pursuant to a quota purchase agreement entered into on October 26, 2012.  The parties will work to develop and expand projects between the two.

On December 20, 2012, the company’s wholly owned Subsidiary HPIL ENERGYTECH Inc. entered into a cooperation agreement with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions.  The parties will work cooperatively to develop and expand projects between the two.

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

(b)	Business of Issuer.

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

A current concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our wholly owned Subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and believe we will generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  As of now, we expect our primary retail outlet will be pharmacy chains worldwide.  The Company began design and molding of the product in the first quarter of 2013, which remains underway as of the third quarter of 2013.  We plan to engage manufacturers for production, expect to reach full production by the second quarter of 2014, and begin supplying the product to retail outlets in 2014.

During the period ending September 30, 2013, the Company’s Subsidiaries entered into the following cooperation agreements, in each of which the subject Subsidiary and the counterparty agree to work cooperatively to develop and expand projects between the two:

On August 20, 2013, HPIL GLOBALCOM Inc. entered into a cooperation agreement with 2EVOLUTION STUDIOS, a private company focused on investing in the communication sector.

On August 26, 2013, HPIL ENERGYTECH Inc. entered into a cooperation agreement with O.R.C. SRL, a private company focused on investing in the energy sector.

On September 23, 2013, HPIL ENERGYTECH Inc. entered into a cooperation agreement with OFFICINE MECCANICHE PEJRANI SRL, a private company focused on investing in the ecology and energy sectors.

Liquidity and Capital Resources

We are a development stage company focused on developing our business in the healthcare and environmental quality sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors and continue efforts to bring the “Massage Vibrator for the Relief of Aches and Pain” product to market.  As we have not commenced material operations, we have not earned any revenues.

Net cash provided by (used in) operating activities.  During the nine months ended September 30, 2013, net cash used in operating activities was $(378,203) compared with $(242,513) used in operating activities for the nine months ended September 30, 2012.  The cash flow used in operating activities in the nine months ended September 30, 2013 was primarily the result of net operating losses.  The cash flow used in operating activities in the nine months ended September 30, 2012 was primarily the result of net operating losses and accounts payable and accrued expenses.

Net cash provided by (used in) investing activities.  During the nine months ended September 30, 2013, net cash used in investing activities was $(287,546) compared with $Nil used in investing activities for the nine months ended September 30, 2012.  The cash flow used in investing activities in the nine months ended September 30, 2013 was primarily the result of equipment purchases related to the IFLOR product design and manufacturing and advances to related parties.

Net cash provided by (used in) financing activities.  During the nine months ended September 30, 2013, net cash provided by financing activities was $899,169 compared with $299,156 provided by financing activities for the nine months ended September 30, 2012.  The cash flow provided by financing activities in the nine months ended September 30, 2013 was primarily the result of proceeds received from the issuance of Company common stock, partially offset by repayment of advances from stockholders.  The cash flow provided by financing activities in the nine months ended September 30, 2012 was primarily the result of proceeds received from the issuance of Company common stock and advances from stockholders.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  The report of the Company’s independent registered accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012 contained an emphasis of a matter paragraph stating that these factors raise substantial doubt about its ability to continue as a going concern.  As of September 30, 2013, we had cash on hand of $451,466 and current liabilities of $Nil.  The Company believes that the cash on hand and additional funding which we expect to raise throughout the remainder of 2013 and early 2014 will be sufficient to fund operating expenses through at least the first nine months of 2014.  Moreover, our majority stockholder has indicated his ability and intent to provide financial support to the Company at least through September 30, 2014.  Additionally, as discussed in subsection (c) Business of Issuer, above, we expect our wholly owned Subsidiary, HPIL HEALTHCARE Inc., to begin supplying the IFLOR product in 2014.  However, there is no assurance that we will be able to achieve revenues sufficient to become profitable nor that we will be able to continue to raise funds beyond the first nine months of 2014.

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

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

General and Administrative Expenses.  General and administrative expenses increased to $122,217 for the three months ended September 30, 2013 from $71,235 for the three months ended September 30, 2012.   The increase in general and administrative expenses is primarily related to  the increase in consulting fees, accounting fees, filing fees, and travel expenses, which increased in 2013 as a result of the addition of six subsidiaries and the acquisition of the IFLOR Business.

Net Income (loss).  For the three months ended September 30, 2013, we incurred a net loss of $(122,717) as compared to a net loss of $(71,235) for the three months ended September 30, 2012.  The net loss was primarily a result of increased operations of the Company, as explained above, without current revenue.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

General and Administrative Expenses.  General and administrative expenses increased to $388,203 for the nine months ended September 30, 2013 from $135,228 for the nine months ended September 30, 2012.  The increase in general and administrative expenses is primarily related to the increase in consulting fees, accounting fees, filing fees, and travel expenses, which increased in 2013 as a result of the addition of six subsidiaries and the acquisition of the IFLOR Business.

Net Income (loss).  For the nine months ended September 30, 2013, we incurred a net loss of $(388,203) as compared to a net loss of $(135,228) for the nine months ended September 30, 2012.  The net loss was primarily a result of increased operations of the Company, as explained above, without current revenue.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

On July 27, 2013, the Company entered into a Stock Purchase Agreement (the “Agreement”) with an accredited investor (“Investor”), pursuant to which Company agreed to sell and Investor agreed to purchase One Hundred Sixty Five Thousand (165,000) shares of Common Stock of Company (the “Shares”) for a total purchase price of Eight Hundred Ninety Nine Thousand Two Hundred Fifty and No/100 Dollars ($899,250) (the “Purchase Price”).  Pursuant to the Agreement, the Company issued the Shares to the Investor on August 2, 2013, in exchange for the Purchase Price.

The transaction described above was exempt from registration pursuant to Section 4(2) and Rule 903 of Regulation S of the Securities Act of 1933, as amended.

(b)          Use of Proceeds.

Not Applicable.

(c)          Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Stock Purchase Agreement, by and between HPIL Holding and GIOTOS Limited, entered into on June 28, 2012

*10.2	Quota Purchase Agreement, by and between HPIL Holding and Daniel Haesler, entered into on October 26, 2012

*10.3	Amendment to the Assignment of Patents, by and between HPIL Holding and GIOTOS Limited, entered into on April 10, 2013

*10.4	Closing Agreement, by and between HPIL Holding and GIOTOS Limited, entered into on April 12, 2013

*10.5	Stock Purchase Agreement entered into by and between Company and an accredited investor on July 27, 2013.

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit	Description

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Trim Holding Group

Dated: November 19, 2013	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: November 19, 2013	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer

