Form 10-Q/A
period 2013-03-31
HPIL HOLDING
filed 2013-12-23
CIK 1286345

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

As of March 31, 2013, there were 56,671,000 shares of common stock, par value $0.0001, issued and outstanding.

Explanatory Note

HPIL Holding is filing this Amendment No. 2 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Original Filing”) and initially amended by Amendment No. 1 filed June 21, 2013 for the purposes of correcting the Company name on the Index and Signature pages and amending Part 1, Item 1. Financial Statements.

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
authorized; 56,671,000 and 56,655,000 issued and outstanding on
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

HPIL Holding

Dated: December 23, 2013	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: December 23, 2013	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer

