Form 10-Q/A
period 2013-09-30
HPIL HOLDING
filed 2013-12-23
CIK 1286345

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

Explanatory Note

HPIL Holding is filing this Amendment No. 2 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013 (the “Original Filing”) and initially amended by Amendment No. 1 filed November 20, 2013 for the purposes of correcting the Company name on the Signature page and amending Part 1, Item 1. Financial Statements.

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

