Form 10-K
period 2013-12-31
HPIL HOLDING
filed 2014-04-15
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter, was $18,500,025.  This value was computed by reference to the price at which the registrant’s common stock was last sold as of June 30, 2013 and excludes the market value of the registrant’s voting and non-voting common stock beneficially owned by directors and executive officers of the registrant.  These determinations and the underlying assumptions should not be deemed to constitute an admission that all directors and executive officers are, in fact, affiliates of the registrant, or that there are no other persons who may be deemed to be affiliates of our company.  Further information concerning shareholdings of our directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding common stock is included in Part III, Item 12 of this Annual Report on Form 10-K.

As of April 15, 2014, the registrant had 56,896,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

HPIL Holding

2013 FORM 10-K ANNUAL REPORT

(i)

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2013 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to achieve manufacturing and distribution of our products and scaling and delivery of our services in efficient manners;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

On July 18, 2012, we changed our business plan.  We then began focusing on making investments in companies, whether they are public or private enterprises in differing business sectors, which continues to be a focus of the Company today.  The Company does not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses.  Further, the Company evaluates the acquisition of intellectual properties and technologies for investment, with a particular interest in the healthcare and environmental quality sectors.

On September 10, 2012, the Company organized six new subsidiary companies.  Each of these subsidiary companies is wholly owned (100%) by the Company and is incorporated in Nevada.  The names of the subsidiary companies are HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc.  These companies were organized to satisfy the various growth strategies of the Company.

HPIL HEALTHCARE Inc. was organized to facilitate investments in the health care sector.  HPIL ENERGYTECH Inc. was organized to facilitate investments in the energy sector.  HPIL WORLDFOOD Inc. was organized to facilitate investments in the food sector.  HPIL REAL ESTATE Inc. was organized to facilitate investments in the real estate sector.  HPIL GLOBALCOM Inc. was organized to facilitate investments in the communication sector and HPIL ART&CULTURE Inc. was organized to facilitate investments in the art and culture sector.

Such investments may be made in the United States and worldwide.

On October 16, 2012, the Company's wholly owned subsidiary HPIL HEALTHCARE Inc. was approved to develop certain patents and related business and product owned by the Company related to a “Massage Vibrator for the Relief of Aches and Pain”, and to begin manufacture the Stimulating Massage Device in accordance with the patents.

On November 27, 2012, the Company's wholly owned subsidiary HPIL ART&CULTURE Inc. entered into a Cooperation Agreement with the World Traditional Fudokan Shotokan Karate-Do Federation (“WTFSKF”), a worldwide karate federation, to develop and cooperate to expand projects between the parties.

On December 4, 2012, the Company's wholly owned subsidiary HPIL ART&CULTURE Inc. entered into a cooperation agreement with Social Art World Ltd., a private company focused on investing in the art sector. The parties will work cooperatively to develop and expand projects.

On December 20, 2012, the Company's wholly owned subsidiary HPIL ENERGYTECH Inc. entered into a cooperation agreement with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions.  In accordance with the cooperation agreement, the parties will work cooperatively to develop and expand projects.

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

On August 20, 2013, HPIL GLOBALCOM Inc. entered into a cooperation agreement with 2Evolution Studios, a private company focused on investing in the communication sector, through which the parties agreed to work cooperatively to develop and expand projects.

On August 26, 2013, HPIL ENERGYTECH Inc. entered into a cooperation agreement with O.R.C. S.r.l., a private company focused on investing in the energy sector.  The parties will work cooperatively to develop and expand projects.

On September 23, 2013, HPIL ENERGYTECH Inc. entered into a cooperation agreement with Officine Meccaniche Pejrani S.r.l., a private company focused on investing in the ecology and energy sectors.  The parties will work cooperatively to develop and expand projects.

(b)	Significant Business Transactions Overview.

On November 20, 2013, the Company entered into a Stock Purchase Agreement with an individual accredited investor, pursuant to which Company agreed to sell and Investor agreed to purchase Sixty Thousand (60,000) shares of Common Stock of Company for a total purchase price of Three Hundred Sixty Thousand and No/100 Dollars ($360,000).

On December 20, 2013, HPIL HEALTHCARE Inc. entered into a cooperation agreement with MB Ingenia S.r.l. (“MB Ingenia”), a private company focused on investing in the healthcare and environmental sectors, through which the parties agreed to work cooperatively to develop and expand projects.  Louis Bertoli was the President and CEO of MB Ingenia until November 28, 2013, when he resigned those positions.  Mr. Bertoli’s brother, Michael Bertoli, is the President and CEO of MB Ingenia as of November 28, 2013, and is also a controlling shareholder.

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

A concentration of the Company continues to be the development of the IFLOR business line to produce a “Massage Vibrator for the Relief of Aches and Pain” product (the “IFLOR Device”) through our subsidiary, HPIL HEALTHCARE Inc.  We are in the advanced planning stages of our marketing efforts and hope to continue generating interest in the IFLOR Device through existing strategic cooperation agreements and other consumer outreach and feedback.  Design and initial molding of the IFLOR Device is now complete and we have engaged initial manufacturers to make product samples for further marketing and testing purposes.

The Company previously reported estimated production and distribution timelines based on potential customer relationship development and expected subsequent IFLOR Device orders at the time such estimates were reported.  As of the date of this Annual Report, the Company has yet to receive the expected orders for the IFLOR Device, which is a primary cause of delay in the Company’s production and distribution.  We continue to develop potential customer relationships and anticipate pursuing potential customer orders for the IFLOR Device throughout 2014.  In addition, we have commenced evaluations of the results of our past marketing efforts, anticipated demand for the IFLOR Device and strategic production efficiencies to meet projected demand.  We plan to continue these evaluations through mid-2014.  Based on early indications of these evaluations, we continue to develop an estimation of our target production needs for the IFLOR Device.  As of the date of this Annual Report, our production capacity is not sufficient to meet the currently anticipated target production needs.  Throughout the remainder of 2014, we plan to continue developing our production plans accordingly, including the potential engagement of manufacturers, evaluation of potential first party manufacturing capabilities, and the production of additional molds to increase production capacity in line with projected needs.

Our ability to meet our projected production and distribution goals with respect to the IFLOR Device may be adversely affected by a number of factors, some of which may include:

•        Our inability to generate customer orders for the IFLOR Device to a level necessitating scaled production and distribution of the IFLOR Device;

•        Our inability to produce a sufficient number of additional IFLOR Device molds to maintain necessary and efficient production of the IFLOR Device to keep up with projected demand;

•        Our inability to produce replacement IFLOR Device molds, if existing molds are broken or otherwise become unusable, to keep a sufficient number of molds in active production necessary to keep up with projected demand;

•        Changes in the current business plan, as set forth above, based on our current strategic market studies and evaluations or other unknown factors; or

•        Other factors that may affect our ability to reach necessary production capacity in an efficient manner, including, without limitation, acts of God, changes in labor laws, work stoppages, or inability to engage additional manufactures on satisfactory terms.

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

Market Information

Before we effectuated the merger on October 7, 2009 (as described herein in the Business Background Section), we traded on the OTC Bulletin Board under the name TNT Designs, Inc. and trade symbol “TNTD”.  After the merger and change in name and business the Company traded on the OTC Bulletin Board under the trade symbol “TRHG”.  On February 23, 2010, TRHG was delisted from the OTC Bulletin Board due to non-timely filings of periodic reports and was subsequently quoted on the Pink Sheets.  Since the Company name change on May 22, 2012 (as described herein in the Business Background Section), our Common Stock trades on the OTC Bulletin Board (OTCQB) under the symbol “HPIL.”  Because we have been operating under our new trade symbol for a short duration of time and have not commenced operations of our new business nor have we generated revenue from the new business, there has been limited market activity up to this point in time.  The following table sets forth, for the periods indicated, the high and low bid information for our Common Stock as determined from sporadic quotations on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2013	High	Low
First Quarter	$5.45	$5.10
Second Quarter	$5.45	$5.45
Third Quarter	$5.80	$5.10
Fourth Quarter	$7.30	$5.80

Security Holders

As of April 15, 2014, there were 56,896,000 common shares outstanding which were held by approximately 420 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain all of our future earnings to finance the growth and development of our business.

Transfer Agent

Bay City Transfer Agency and Registrar, Inc. is currently serving as our transfer agent.

Common Stock

We are authorized to issue 400,000,000 shares of common stock with a par value of $0.0001, of which 56,896,000 shares are issued and outstanding as of April 15, 2014.  Each holder of our shares of our common stock is entitled to one (1) vote per share on all matters to be voted upon by the stockholders, including the election of directors.  The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights.  There is no provision in our Articles of Incorporation or By-laws that would delay, defer or prevent a change in control of our Company.

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock. We have designated 25,000,000 shares of our preferred stock as Series 1, Class P-1 stock with a par value of $8.75 per share (“Class 1 Shares”). We have designated 75,000,000 shares of Series 2, Class P-2 stock with a par value of $7.00 per share (“Class 2 Shares”).

There are no shares of preferred stock (as defined herein) issued and outstanding as of April 15, 2014.

Each Series 1, Class P-1 share has voting rights equivalent to 100 shares of common stock and is convertible into 1.25 shares of common stock at the discretion of its holder.  Each Series 2, Class P-2 share has voting rights equivalent to 1 share of common stock and is convertible into one share of common stock at the discretion of its holder.

Our board of directors has the right, without shareholder approval, to issue preferred shares.  As a result, these preferred shares could be issued quickly and easily, negatively affecting the rights of holders of common shares and could be issued with the intent to delay or prevent a change in control or make removal of management more difficult.  Because we may issue up to 100,000,000 shares of preferred stock in order to raise capital for our operations, your ownership interest may be diluted, resulting in a shareholder’s percentage of ownership in us decreasing.

Recent Sales of Unregistered Securities

On February 27, 2013, we entered into a Stock Purchase Agreement with an individual accredited investor, pursuant to which we sold 16,000 shares of common stock of the Company at a price of $5.10 per share for a total purchase price of $81,600. Pursuant to the terms and conditions of the Stock Purchase Agreement, we issued the 16,000 shares to the investor on March 7, 2013.

Pursuant to the terms and conditions of that certain Closing Agreement entered into on April 12, 2013, with GIOTOS Ltd. (“GIOTOS”), the Company exercised its right to adjust the amount of shares of the Company’s common stock the Company paid to acquire a portfolio of healthcare sector patent rights related to a “Massage Vibrator for the Relief of Aches and Pain” and other related business processes and know-how pursuant to the terms and conditions of that certain Stock Purchase Agreement with GIOTOS entered on June 28, 2012 and amended April 10, 2013.  To effect the share adjustment, on April 12, 2013, GIOTOS returned to the Company 100,000,000 shares of Company common stock previously issued pursuant to the Stock Purchase Agreement and the company issued 50,000,000 shares of common stock of the Company to GIOTOS.  GIOTOS is a company owned and controlled by Mr. Louis Bertoli, our President, CEO, and Chairman of the Board of Directors.

On July 27, 2013, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which Company agreed to sell and the investor agreed to purchase One Hundred Sixty Five Thousand (165,000) shares of common stock of Company (the “Shares”) for a total purchase price of Eight Hundred Ninety-Nine Thousand Two Hundred Fifty and No/100 Dollars ($899,250).  Pursuant to the Stock Purchase Agreement, the Company issued the 165,000 shares to the investor on August 2, 2013.

On November 20, 2013, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which Company agreed to sell and the investor agreed to purchase Sixty Thousand (60,000) shares of common stock of Company for a total purchase price of Three Hundred Sixty Thousand and No/100 Dollars ($360,000).  Pursuant to the terms and conditions of the Stock Purchase Agreement, we issued the 60,000 shares to the investor on November 27, 2013.

The transactions described above were exempt from registration pursuant to Section 4(2) and Rule 903 of Regulation S of the Securities Act of 1933, as amended.

Return of Securities to Issuer

On April 12, 2013, the Company executed a Closing Agreement with GIOTOS Ltd. in relation to the Stock Purchase Agreement executed between the parties on June 28, 2012, and the Amendment to the Assignment of Patents executed between the parties on April 10, 2013, through which the Company acquired the IFLOR Business in exchange for 100,000,000 shares of common stock.  As a result of the Closing Agreement, 50,000,000 shares of common stock will be returned to the Company.  All disclosed information related to this transaction reflects the amended number of shares of 50,000,000.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources.

We are a development stage company focused on developing our business by making investments in both private and public companies.  Also, we will continue to look at the acquisition of intellectual properties and technologies, with a particular interest in the healthcare and environmental quality sectors.  Our principal business objectives for the next twelve (12) months is to continue to develop our business plan in these sectors and continue efforts to bring the “Massage Vibrator for the Relief of Aches and Pain” product to market.  As we have not commenced material operations, we have not earned any revenues under our current business plan.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  The Company’s independent registered accounting firm states that these factors raise substantial doubt about the Company’s ability to continue as a going concern on its report accompanying the Company’s consolidated financial statements for the year ended December 31, 2013.  The Company has positive working capital of $352,522 as of December 31, 2013.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2014.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.  However, the Company has raised funds through the sale of common stock throughout the fiscal year ending December 31, 2013 and its majority stockholder has indicated his ability and intent to provide financial support to the Company at least through December 31, 2014.

Net cash used in operating activities.  During the fiscal year ended December 31, 2013, net cash used in operating activities was $(604,701) compared with $(383,506) used in operating activities for the fiscal year ended December 31, 2012.  The cash flow used in operating activities in the fiscal year ended December 31, 2013 was primarily the result of incurred operating expenses.  The cash flow used in operating activities in the fiscal year ended December 31, 2012 was primarily the result of incurred operating expenses.

Net cash used in investing activities. During the fiscal year ended December 31, 2013, net cash used in investing activities was $(474,973) compared with $(87,604) used in investing activities for the fiscal year ended December 31, 2012.  The cash flow used in investing activities in the fiscal year ended December 31, 2013 was primarily the result of advances to related parties.  The cash flow used in investing activities in the fiscal year ended December 31, 2012 was primarily the result of purchase of molds and designs for production.

Net cash provided by financing activities. During the fiscal year ended December 31, 2013, net cash provided by financing activities was $1,263,351 compared with $689,156 provided by financing activities for the fiscal year ended December 31, 2012.  The cash flow provided by financing activities in the fiscal year ended December 31, 2013 was primarily attributable to proceeds from the issuance of common stock.  The cash flow provided by financing activities in the fiscal year ended December 31, 2012 was primarily derived from proceeds from the issuance of common stock.

(b)	Results of operations.

As we are a development stage company, we are not yet engaged in material operational; therefore, we have little operations to report at this time.  Our focus has been on the development of our business plan.  We have made no sales under our current business plan and all expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company and beginning stages of the IFLOR Business.

Comparison of Fiscal Year Ended December 31, 2013 to Fiscal Year Ended December 31, 2012

General and Administrative Expenses.  General and administrative expenses increased to $663,901 for the fiscal year ended December 31, 2013 from $279,725 for the fiscal year ended December 31, 2012.  The increase in general and administrative expenses is primarily related to increase in marketing, sample production and other expenses related to Company anticipating production and distribution of the IFLOR Device.

Impairment of Investment in Unconsolidated Affiliate.  For the fiscal year ended December 31, 2013, the Company recorded an impairment charge of $261,885 to adjust the carrying amount of our investment in our unconsolidated affiliate.  No impairment charge was recorded for the fiscal year ended December 31, 2012.  During the three months ended December 31, 2013, it was confirmed that the planned business activities of the subject affiliate will take longer than expected to commence.  Therefore, in conjunction with the preparation of its financial statements during the fiscal year ended December 31, 2013, a write-down in this investment was deemed appropriate because of a lack of activity and execution of the business plan within the subject affiliate company’s operations.

Net Loss.  For the fiscal year ended December 31, 2013, we incurred a net loss of $(925,786) as compared to a net loss of $(279,725) for the fiscal year ended December 31, 2012.  The net loss was primarily a result of incurred expenses and impairment of investment in an unconsolidated affiliate without current revenue.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HPIL Holding and Subsidiaries

We have audited the accompanying consolidated balance sheets of HPIL Holding and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity  and cash flows for the years then ended and for the period from inception (February 17, 2004) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HPIL Holding and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from inception (February 17, 2004) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant cumulative operating losses, limited revenue and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

UHY LLP

Farmington Hills, Michigan

April 15, 2014

HPIL HOLDING and Subsidiaries
(formerly Trim Holding Group)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	ASSETS	2013	2012
Current assets:
Cash		$401,723	$218,046
Prepaid expense		-	10,000
Total current assets		401,723	228,046

Other assets:
Property and equipment		212,668	87,604
Investments in affiliated company		35,615	297,500
Advances to related parties		349,909	-
Total other assets		598,192	385,104

Total assets		$999,915	$613,150

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses		$49,201	$-
Note payable to stockholder		-	77,500
Total current liabilities		$49,201	$77,500

Contingencies and commitments		-	-

Preferred stock, series 1,class P-1 par value $8.75	25,000,000 shares authorized; Nil issued and outstanding at December 31, 2013 and 2012	-	-

Preferred stock, series 2,class P-2 par value $7.00	75,000,000 shares authorized; Nil issued and outstanding at December 31, 2013 and 2012	-	-

Common stock par value $0.0001:	400,000,000 shares authorized; 56,896,000 issued and outstanding at December 31, 2013 and 56,655,000 issued and outstanding at December 31, 2012	5,690	5,666

Additional paid-in capital		3,027,068	1,686,242
Deficit accumulated during the development stage		(2,082,044)	(1,156,258)
Total stockholders’ equity		950,714	535,650
Total liabilities and stockholders’ equity		$999,915	$613,150

HPIL HOLDING and Subsidiaries
(formerly Trim Holding Group)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31,	December 31,
	2013	2012	2013

Sales	$-	$-	$42,021
Cost of goods sold	-	-	36,419
Gross profit	-	-	5,602

Operating expenses:
General and administrative	663,901	279,725	1,606,814
Impairment of investment in unconsolidated affiliate	261,885	-	261,885
Total operating expenses	925,786	279,725	1,868,699

Loss from continuing operations	(925,786)	(279,725)	(1,863,097)

Loss from discontinued operations, net of $0 tax	-	-	(218,947)

Net loss	$(925,786)	$(279,725)	$(2,082,044)

Weighted average shares
outstanding - Basic and diluted	56,738,075	29,632,596	10,423,904
Loss from continuing operations	$(0.02)	$(0.01)	$(0.18)
Loss from discontinued operations	-	-	(0.02)
Net Loss per common share	$(0.02)	$(0.01)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

HPIL HOLDING
(formerly Trim Holding Group)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 2004) TO DECEMBER 31, 2013
									Deficit
									Accumulated
	Preferred Stock		Preferred Stock				Additional	Stock	During The	Total
	Series 1, Class P-1		Series 2, Class P-2		Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Receivable	Stage	Equity

Sale of common stock to officer at $0.0001 per share (February 17, 2004)	-	$-	-	$-	2,000,000	$200	$-	$-	$-	$200

Sale of common stock under private placement at $0.10 per share (March to May 2004)	-	-	-	-	100,000	10	9,990	-	-	10,000

Stock issued for services at $0.10 per share (December 2004)	-	-	-	-	100,000	10	9,990	-	-	10,000

Sale of common stock sold under private placement at $0.10 per share (March 2005)	-	-	-	-	92,500	9	9,241	-	-	9,250

Officer advances and accrued expenses discharged	-	-	-	-	(30,000)	(3)	109,961	-	-	109,958

Stock issued to officer to satisfy debt at $8.75 per share (December 4, 2009)	22,000	192,500	-	-	-	-	-	-	-	192,500

Stock issued as consideration for patent agreement at $7.00 per share (December 31, 2009), net of discount	-	-	3,750,000	12,252,500	-	-	-	-	-	12,252,500

Cancellation of shares by Board approval (May 27, 2010)	-	-	-	-	(2,500)	-	-	-	-	-

Stock issued for subscription receivable	-	-	-	-	6,000,000	600	41,999,400	(42,000,000)	-	42,000,000

Cancellation of stock issues for subscription receivable (December 6, 2010)	-	-	-	-	(6,000,000)	(600)	(41,999,400)	42,000,000	-	(42,000,000)

Cancellation of stock issued as consideration for patent agreement (December 6, 2010)	-	-	(3,750,000)	(12,252,500)	-	-	-	-	-	(12,252,500)

Net loss for the period from inception (February 17, 2004) to December 31, 2010	-	-	-	-	-	-	-	-	(717,602)	(717,602)

Cancellation of shares at par	-	-	-	-	(5,000)	-	-	-	-	-
Net loss for 2011	-	-	-	-	-	-	-	-	(158,931)	(158,931)
Balance as of December 31, 2011	22,000	$192,500	-	$-	2,255,000	$226	$139,182	$-	$(876,533)	$(544,625)

Conversion of loan by officer to common stock on June 27, 2012	-	-	-	-	2,500,000	250	499,750	-	-	500,000

Stock issued as consideration for patent agreement on June 28, 2012	-	-	-	-	50,000,000	5,000	(5,000)	-	-	-

Sale of stock under private placement at $0.25 per share on July 30, 2012	-	-	-	-	1,000,000	100	249,900	-	-	250,000

Sale of stock under private placement at $0.85 per share on October 1, 2012	-	-	-	-	300,000	30	254,970	-	-	255,000

Issuance of shares for investment in an affiliated company at $0.85 per share on October 26, 2012	-	-	-	-	350,000	35	297,465	-	-	297,500

Sale of stock under private placement at $1,00 a share on December 11, 2012	-	-	-	-	250,000	25	249,975	-	-	250,000

Cancellation of series 1 class P-1 preferred stock issued to an officer in exchange for a note on October 2, 2012	(22,000)	(192,500)	-	-	-	-	-	-	-	(192,500)

Net Loss for 2012	-	-	-	-	-	-	-	-	(279,725)	(279,725)
Balance as of December 31, 2012	-	$-	-	$-	56,655,000	$5,666	$1,686,242	$-	$(1,156,258)	$535,650

Sale of stock under private placement at $5.10 per share on March 7, 2013	-	-	-	-	16,000	2	81,598	-	-	81,600

Sale of stock under private placement at $5.45 per share on August 2, 2013	-	-	-	-	165,000	16	899,234	-	-	899,250

Sale of stock under private placement at $6.00 per share on November 27, 2013	-	-	-	-	60,000	6	359,994	-	-	360,000

Net Loss for 2013	-	-	-	-	-	-	-	-	(925,786)	(925,786)
Balance as of December 31, 2013	-	$-	-	$-	56,896,000	$5,690	$3,027,068	$-	$(2,082,044)	$950,714
The accompanying notes are an integral part of these consolidated financial statements.

HPIL HOLDING
(formerly Trim Holding Company)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Year	For the Year	(February 17,
	Ended	Ended	2004) to
	December 31,	December 31,	December 31,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(925,786)	$(279,725)	$(2,082,044)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000

Deferred stock offering expense amortization	-	-	32,842
Impairment of investment in unconsolidated affiliate	261,885	-	261,885
Adjustments for changes in working capital:
Prepaid expenses	10,000	(10,000)	-
Accounts payable and accrued expenses	49,200	(93,781)	49,200
NET CASH USED IN OPERATING ACTIVITIES	(604,701)	(383,506)	(1,728,117)

INVESTING ACTIVITIES:
Advances to related parties	(349,909)	-	(349,909)
Purchase of molds and designs	(125,064)	(87,604)	(212,668)
NET CASH USED IN INVESTING ACTIVITIES	(474,973)	(87,604)	(562,577)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,340,851	755,000	2,115,301
Net advances from stockholder	-	49,156	500,000
Repayment of note payable to stockholder	(77,500)	(115,000)	(192,500)
Advances from officers	-	-	109,958
Issuance of preferred stock	-	-	192,500
Deferred stock offering expenses	-	-	(32,842)
CASH PROVIDED BY FINANCING ACTIVITIES	1,263,351	689,156	2,692,417

NET CHANGE IN CASH	183,677	218,046	401,723

CASH - BEGINNING OF YEAR	218,046	-	-

CASH - END OF YEAR	$401,723	$218,046	$401,723
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

On May 21, 2012, the Company changed its name to HPIL HOLDING.

As of December 31, 2013, the Company has yet to commence operations. Expenses incurred from February 17, 2004 (date of inception) through December 31, 2013 relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, the report of the Company’s independent registered accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 contained an emphasis of a matter paragraph stating  this uncertainty. However during 2013 the Company raised funds from the sales of common stock and also expects to raise additional capital during 2014 and 2015 to fund start-up activities. The Company believes that this additional funding will be sufficient to fund operating expenses during 2014. Moreover, the Company’s majority stockholder has indicated his ability and intent to provide financial support to the Company at least through December 31, 2014, should it be necessary.

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

A concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and hope to generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  The Company began design and molding of the product during 2013 and we expect to complete production of IFLOR Device samples and packaging mock ups by late 2014 for market testing.

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

As of December 31, 2013 none of the above subsidiaries have reached full operations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company. The Company is still devoting substantially all of its efforts to developing its business and its planned principal operations. Operations have not yet commenced, but are planned to commence in the next twelve months.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Investment in Unconsolidated Affiliate

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity. The cost method of accounting is used when the Company does not exercise significant management influence, generally when HPIL has an ownership interest of less than 20%. The Company’s 32% investment in Haesler Real Estate Management SA (“HREM”) is accounted for under the equity method of accounting. During 2013, the Company recognized an impairment of investment in unconsolidated affiliate in the amount of $261,885 in relation to the investment in HREM.  As of December 31, 2013, the carrying amount of the investment is equal to the Company’s equity interest of the net assets of HREM (see Note 8).

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

As of December 31, 2013 and December 31, 2012 there were no amounts that are required to be accrued in respect to uncertain tax positions.

The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2010 and later remain subject to examination by the IRS and respective states.

Property and equipment

The Company’s property and equipment consists of molds and designs not yet being used in operations at December 31, 2013.  Once placed into operations, the Company will depreciate these assets over their estimated useful lives, expected to range between 5 and 10 years.  For the years ended December 31, 2013 and 2012, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

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

For the year ended December 31, 2013 and 2012, and for the period from inception (February 17, 2004) to December 31, 2013, no potentially dilutive securities were included in the computation of loss per share due to the net losses.

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities

During the years ended December 31, 2013 and 2012, the Company had the following non-cash transactions:

	2013	2012
Issuance of 50,000,000 shares of common stock for acquisition of IFLOR Business	$-	$5,000
Conversion of advances from shareholder to 2,500,000 shares of common stock	$-	$500,000
Issuance of 350,000 shares of common stock for investment in affiliate	$-	$297,500
Issuance of note payable for cancellation of 22,000 shares of preferred stock	$-	$192,500

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements are expected to significantly affect the Company.

NOTE 3 – NOTE AND ADVANCES PAYABLE - STOCKHOLDER

During 2012 the Company, in agreement with the Company’s majority stockholder, cancelled its 22,000 shares of preferred stock outstanding in exchange for a note payable of $192,500.  The note was non-interest bearing and was repaid during the year ended December 31, 2013.  During the year ended December 31, 2013, the stockholder made additional advances to the Company under the same terms, which advances were repaid during the year ended December 31, 2013.  The Company has $Nil and $77,500 payable to this stockholder as of December 31, 2013 and December 31, 2012, respectively.

NOTE 4– CAPITAL STOCK

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

On April 12, 2013, we executed a Closing Agreement with GIOTOS Ltd. to reduce the purchase price to $12,500,000 and to effect the share adjustment and return 50,000,000 shares to the Company.  As both entities are majority owned and controlled by Mr. Bertoli, assets acquired in transactions between entities under common control should be recorded at the current carrying value of the seller. Increasing the carrying value of the assets acquired to estimated fair value is not permitted under these circumstances. Based on the foregoing, the Company has not recorded any carrying value for the acquired patents rights related to the IFLOR Business. Accordingly, the difference between the transaction price and the value of the assets recorded has been recorded in equity as a capital transaction whereby the 50,000,000 shares issued as consideration were recorded to common stock at par value with the offset recorded to additional paid-in capital.

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

On November 20, 2013, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which Company agreed to sell and investor agreed to purchase 60,000 shares of Common Stock of the Company for a total purchase price of $360,000. On November 27, 2013, pursuant to the terms and conditions of the Agreement, the Company issued the shares to the investor in exchange for the purchase price.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s wholly owned subsidiary HPIL HEALTHCARE Inc. uses the service of MB Ingenia for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made property and equipment purchases from MB Ingenia totaling $125,063 for the year ended December 31, 2013 and $212,668 from inception to December 31, 2013. Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013. Mr. Bertoli also serves as an executive officer and director of our Company.

The Company also had advances receivable from MB Ingenia of $132,909 as of December 31, 2013.  These advances are due on demand and are non-interest bearing.  The Company also had advances receivable from HREM as of December 31, 2013 totaling $217,000.  These advances are non-interest bearing and due on demand.  $153,500 of these advances were repaid by HREM during the first quarter of 2014.

The Company uses MB Ingenia for various corporate business services, including technical support and engineering services related to the IFLOR Device and use of office space by Mr. Bertoli. For the year ended December 31, 2013 and 2012, the Company incurred expenses of $49,097 and $Nil, respectively, in relation to these services.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director and the CFO of the Company, Nitin Amersey (“Amersey”). Amersey will continue to provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the year ended December 31, 2013 and 2012, the Company incurred expenses of $63,020 and $30,000 respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the year ended December 31, 2013 and 2012, the Company incurred expenses of $10,606 and $5,345, respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC (“Freeland”), for Edgar filings.  Mr. Amersey is a control person in Freeland. For the year ended December 31, 2013 and 2012, the Company incurred expenses of $13,170 and $5,878, respectively, in relation to these services.

The Company uses the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases. Cheerful is owned by Mr. Amersey’s children and his son is the president. For the year ended December 31, 2013 and 2012, the Company incurred expenses of $11,505 and $5,000, respectively, in relation to these services.

NOTE 6 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the unaudited condensed consolidated financial statements for all periods presented.

Summarized financial information for discontinued operations for the years ended December 31, 2013 and 2012, and from inception to date are as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period From Inception (February 17, 2004) to December 31, 2013
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Operating expenses
General & administrative	-	-	(218,947)
Total operating expense	-	-	(218,947)
Net loss from discontinued operations	$-	$-	$(218,947)

NOTE 7 – INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2013	2012
Income Taxes at the Statutory Rate	$ (314,800)	$ (85,000)
Valuation Allowance	340,900	117,300
State Tax	(26,100)	(32,300)
Total Income Tax	$ -	$ -

The following presents the components of the Company total income tax provision:

	2013	2012
Current Expense	$ -	$ -
Deferred Benefit	(340,900)	(117,300)
Change in Valuation	340,900	117,300
Total	$ -	$ -

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company deferred tax assets and liabilities for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred Tax Assets (Liabilities)
Start-up Expenses	$ 691,900	$ 450,300
Investment in Affiliate	99,300	-
Valuation Allowance	(791,200)	(450,300)
	$ -	$ -

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception. At December 31, 2013, the Company has deferred start-up expenses totaling $1,820,158 that may be used to reduce future taxable income. The start-up expenses will begin to be amortized when the Company commences operations, and written off over a fifteen year period.

NOTE 8 – FAIR VALUE MEASUREMENTS

The Company adopted the ASC standard regarding fair value measurements. The standard enhances existing guidance for measuring assets and liabilities using fair value. The standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The standard also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the standard, fair value measurements are disclosed by level within that hierarchy.

Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company will evaluate its hierarchy disclosures. Hierarchical levels, defined by the standard and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following is a description of the valuation methodologies used by the Company for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment in Affiliate Company – The Company recorded an impairment of its investment in an affiliate company to reduce the carrying value to its estimated fair value.  The fair value of the investment was estimated to be the net book value of the affiliate company, based on the nature and values of the underlying assets and liabilities of the affiliate company.

The following table summarizes this asset measured at fair value on a nonrecurring basis:

	Level 1	Level 2	Level 3	Carrying Value at December 31, 2013
Investment in affiliate company			$35,615	$35,615

NOTE 9 – FOURTH QUARTER IMPAIRMENT CHARGE

During the three months ended December 31, 2013, we recorded an impairment charge of $261,885 to adjust the carrying amount of our investment in our unconsolidated affiliate, because of a lack of activity and execution of the business plan within the affiliate company’s operations. During the fourth quarter, it was confirmed that the planned business activities will take longer than expected to commence, thus a write-down in this investment was deemed appropriate.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under this framework, management concluded that our internal controls over financial reporting were ineffective as of December 31, 2013.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and identified the following material weaknesses:

Lack of Expertise.  There is a lack of expertise in the key functional areas of finance, accounting and financial reporting.

Lack of Segregation of Duties.  We have an inadequate number of personnel to properly implement control procedures.

Lack of Disclosure Controls.  There is a lack of disclosure controls to ensure adequate disclosures are made in our periodic filings.

Ineffective Oversight of Audit Committee.  The Audit Committee does not meet on a periodic basis.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our current executive officers and directors and their ages are as follows:

Name	Age	Position(s)
Louis Bertoli	39	Chairman of the Board, President and CEO
Nitin Amersey	62	Director, CFO, Corporate Secretary and Treasurer
John B. Mitchell	64	Director
John Dunlap, III	55	Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Louis Bertoli, age 39, was appointed Chairman of the Board, Chief Executive Officer and President of the Company in June 2009. He serves as the Chief Executive Officer, President and Director of GIOTOS Ltd. (UK), a private company since February 2012. Mr. Bertoli served as the Chief Financial Officer of HPIL Holding from April 2011 to March 2012.  He has over 9 years of experience in innovative technologies in the health care industries. He received a degree as a professional Surveyor in Brescia, Italy. Mr. Bertoli served as the Chief Executive Officer and President of MB Ingenia (Italy), a private company until November 2013.

Nitin Amersey, age 62, has 41 years of experience in corporate management, international trade, marketing and corporate strategy. He is well versed in brand creation and management. Mr. Amersey has served in various capacities as an executive officer, director and Chairman of companies operating in numerous industries. He continues to serve as a director of several companies, including OTC listed public companies. Additionally, he has extensive experience in textiles and fibers and has owned and managed farming operations, primarily focused in cotton. He has worked internationally in Canada, USA, India, the Caribbean and Japan. Mr. Amersey has a Master of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

John B. Mitchell, age 64, is a Professor of Finance at Central Michigan University since 1975. Mr. Mitchell is also the Founder and President of the Chippewa Watershed Conservancy, a land trust operating in Clare, Isabella, Gratiot, Mecosta, and Montcalm counties of Michigan. Mr. Mitchell has authored or co-authored over 30 articles such as, “An Age-Based, Three-Dimensional Distribution Model Incorporating Sequence and Longevity Risks,” Journal of Financial Planning, 2012; “Retirement Withdrawals: Preventive Reductions and Risk Management,” Financial Services Review, 2011; “The Case for Flexible Retirement Planning,” Journal of Personal Finance, 2009; “Financial Implications of Accounting for Human Resources Using a Liability Model,” Journal of Human Resource Costing & Accounting, 2008; “Dynamic Retirement Withdrawal Planning,” Financial Services Review, 2006; “Citation Patterns in the Finance Literature,” Financial Management, 2001; and the “Stock Market Reaction to Plant Closings,” American Journal of Business, 1993.

John Dunlap, III, age 55, currently owns Dunlap Group, a California-based advocacy and consulting firm, which opened in 2007 and largely represents advanced environmental technology firms throughout the globe. Mr. Dunlap has served in various capacities in the public sector, including service for four California Governors over the course of his 35 year career. He presently serves on the Board of Directors of Environmental Solutions Worldwide, Inc., where he has served since 2007. He previously served as President and CEO of the 20,000 member California Restaurant Association from 1998 to 2004. In 2003, he was appointed by California Governor Gray Davis to serve as Chairman of the Board of the State Compensation Insurance Fund. Mr. Dunlap also served five years in California Governor Pete Wilson's Administration as Chairman of the Board of the California Air Resources Board from 1994 to 1999, as well as serving as the Chief Deputy Director of the California Department of Toxic Substances Control from 1993 to 1994. Prior to his state service, Mr. Dunlap worked for the South Coast Air Quality Management District for over 11 years serving as Public Advisor. He also worked for California Congressman Jerry Lewis (R-Redlands), former House Appropriations Committee Chairman. Additionally, Mr. Dunlap served as a Commissioner and Executive Committee member of the California Travel and Tourism Commission under both California Governor's Arnold Schwarzenegger and Gray Davis, where he was involved in the planning and implementation of the state's tourism marketing and advertising program. Mr. Dunlap has been active with the California Travel Industry Association (CALTIA) serving as Chairman in 2002 and serving as the long-time Chair of their CALTIA Political Action Committee. Mr. Dunlap also has served on the Boards of the National Restaurant Association, the California Taxpayer's Association and the American Red Cross, as well as several privately held environmental companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company has become aware that Nitin Amersey, a director and CFO of the Company, did not make timely filings of Form 4 nor was a subsequent Form 5 timely filed with respect to transactions that took place during calendar year 2012.  Additionally, John Mitchell and John Dunlap, III, both directors of the Company, did not make timely filings of Form 3, Form 4 nor subsequent Form 5 with respect to becoming directors and receipt of Company stock.  Finally, timely filings of Form 4 and a subsequent Form 5 were not made with respect to two related transactions involving Louis Bertoli, the Chariman, President and CEO of the Company, the first that took place during calendar year 2012 (although Mr. Bertoli’s total beneficial ownership of securities of the Company resulting from this transaction was accurately reflected on other Section 16(a) filings made by Mr. Bertoli during calendar year 2012) and the second during calendar year 2013.  As of the date of filing of this Annual Report, a Form 5 reflecting each of the aforementioned transactions has been filed on behalf of each respective party.

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

•

review with management, our outside auditors and our internal auditors any related significant finding and recommendations of the outside auditors and/or the internal auditors together with management responses thereto.

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

From our incorporation on February 17, 2004 and subsequent merger and re-domicile on October 7, 2009, name change on May 8, 2012, and change of business plan on July 18, 2012, through fiscal year ending December 31, 2012, we did not compensate any of our officers, directors or employees.  For the fiscal year ending December 31, 2013, the Company compensated Louis Bertoli, our Chairman of the Board, President and CEO, in the amount of $42,000, all of which was paid in the form of cash.  No other executive officers or directors received compensation from the Company during the fiscal year ending December 31, 2013.  Executive officers and directors are reimbursed for expenses incurred in connection with Company business.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Louis Bertoli – Chairman of the Board, President and CEO	2013	$42,000	--	--	--	--	--	--	$42,000
	2012	--	--	--	--	--	--	--	--

We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Compensation Committee

At this time, we do not have a compensation committee.  The salaries and other compensation of our executive officers are determined by our board of directors.  Our board of directors determines the compensation of our executive officers based on our financial and operating performance and success.  As we continue to grow, we may form a compensation committee charged with the oversight of our executive compensation plans, policies and programs, and the authority to determine and approve the compensation of our executive officers and make recommendations with respect to the same.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 15, 2014, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.  Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 56,896,000 shares of our common stock and issued and outstanding as of April 15, 2014.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Louis Bertoli (1)	53,260,000	93.61%
Nitin Amersey (2)	10,600	*
John B. Mitchell (3)	500	*
John Dunlap, III (4)	500	*
All directors and executive officers as a group (4 people)	53,271,600	93.63%

* Less than 1%

(1) Mr. Bertoli is our Chairman of the Board and the President and Chief Executive Officer of HPIL Holding.  3,260,000 shares owned directly and 50,000,000 shares owned indirectly through GIOTOS Ltd.

(2) Mr. Amersey is a Director and the Chief Financial Officer, Corporate Secretary and Treasurer of HPIL Holding.  5,000 shares owned directly and 5,600 shares owned indirectly through Amersey Investments LLC.

(3) Mr. Mitchell is a Director of HPIL Holding.

(4) Mr. Dunlap is a Director of HPIL Holding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From September 2009 to July 2011, and since March 2012, Amersey Investments LLC (“Amersey Investments”) provided consulting services to us.  Amersey Investments currently provides consulting services to us for a monthly fee of $5,000, with the Company incurring total expenses for the year ended December 31, 2013 related to such services in the amount of $63,020.  Mr. Nitin Amersey is a principal of Amersey Investments and also serves as an executive officer and director of our Company.

Since June 18, 2009¸ Bay City Transfer Agency and Registrar, Inc. (“BCTAR”) has acted as our transfer agent.  For the year ended December 31, 2013, the Company paid $10,606 to BCTAR for services rendered. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR.

The Company uses the services of Freeland Venture Resources LLC.  For the year ended December 31, 2013, the Company incurred expenses of $13,170 in relation to these services.  Mr. Amersey is a control person in Freeland Venture Resources LLC.

The Company uses the services of Cheerful Services International Inc. (“Cheerful”) for corporate press release needs. For the year ended December 31, 2013, the Company paid Cheerful a total of $11,505 in relation to the services rendered. Cheerful is owned by Mr. Amersey’s children and his son is the president.

On June 28, 2012, we entered into a Stock Purchase Agreement with GIOTOS Ltd. and acquired a portfolio of patent rights in exchange for 100,000,000 shares of common stock. On April 12, 2013, we entered into a Closing Agreement with GIOTOS Ltd. which resulted in 50,000,000 of the common shares returned to the Company’s treasury.  GIOTOS Ltd. is a company owned and controlled by Louis Bertoli, the Company’s President, CEO, and Chairman of the Board of Directors.

The Company’s wholly owned HPIL HEALTHCARE Inc. uses the service of MB Ingenia for the production of the "Massage Vibrator for the Relief of Aches and Pain".  For the year ended December 31, 2013, HPIL HEALTHCARE Inc. made related property and equipment purchases from MB Ingenia in the total amount of $125,063. Additionally, the Company uses MB Ingenia for various corporate business services, including technical support and engineering services related to the IFLOR Device and use of office space by Mr. Bertoli.  For the year ended December 31, 2013, paid a total of $49,097 to MB Ingenia in relation to these services.  Finally, for the year ended December 31, 2013, the Company made advances to MB Ingenia in the aggregate amount of $132,909, which are non-interest bearing and due on demand. The total amount paid by the Company and its subsidiary to MB Ingenia for the year ended December 31, 2013, both for services rendered and in the form of advances, is $307,069. Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, when he resigned those positions.  Mr. Bertoli’s brother, Michael Bertoli, is the President and CEO of MB Ingenia as of November 28, 2013, and is also a controlling shareholder.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-X.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by UHY, the Company’s independent registered public accounting firm during the fiscal years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees (1)	$86,799	$34,500
Audit Related Fees (2)
Tax Fees (3)
All Other Fees (4)
Total Fees Paid to Auditor	$86,799	$34,500

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2013 and 2012.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us.  The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved.  Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services.  The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations.  If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants.  In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed.  The Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management.  The tax services represent $0, or 0% of the total for audit related fees, tax fees and all other fees paid during the fiscal years ending December 31, 2013.

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

(c)	Not applicable.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Stock Purchase Agreement entered into by and between Company and an accredited investor on February 20, 2013

*10.2	Amendment to the Assignment of Patents, by and between HPIL Holding and GIOTOS Ltd., entered into on April 10, 2013

*10.3	Closing Agreement, by and between HPIL Holding and GIOTOS Ltd., entered into on April 12, 2013

*10.4	Stock Purchase Agreement entered into by and between Company and an accredited investor on July 27, 2013

*10.5	Stock Purchase Agreement entered into by and between Company and an accredited investor on November 20, 2013

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Included in previously filed reporting documents.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Filed herewith
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPIL Holding

Dated: April 15, 2014	By:	/s/ Louis Bertoli
Louis Bertoli
Director, CEO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli Louis Bertoli	Director, President, Chief Executive Officer (principal executive officer), and Chairman of the Board of Directors	April 15, 2014

/s/ Nitin Amersey Nitin Amersey	Director, Chief Financial Officer (principal financial officer and principal accounting officer), Corporate Secretary and Treasurer	April 15, 2014

/s/ John B. Mitchell	Director	April 15, 2014
John B. Mitchell

/s/ John Dunlap, III	Director	April 15, 2014
John Dunlap, III