Form 10-Q
period 2014-03-31
HPIL HOLDING
filed 2014-05-19
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 19, 2014, there were 56,896,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

(i)

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING and Subsidiaries

(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013 (Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$285,806	$401,723
Total Current Assets	285,806	401,723

Property and Equipment	236,862	212,668
Investment in affiliated Company	35,615	35,615
Advances to related parties	305,246	349,909
Total Other Assets	577,723	598,192

Total Assets	$863,529	$999,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$45,843	$49,201
Total Current Liabilities	45,843	49,201

Stockholders' Equity
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; Nil issued and
outstanding on March 31, 2014, and December 31, 2013	-	-
Preferred stock, series 2, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and
outstanding on March 31, 2014 and December 31, 2013	-	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 56,896,000 issued and outstanding on
Both March 31, 2014 and December 31, 2013	5,690	5,690
Additional paid-in capital	3,027,068	3,027,068
Deficit accumulated during the development stage	(2,215,072)	(2,082,044)
Total Stockholders' Equity	817,686	950,714

Total Liabilities and Stockholders' Equity	$863,529	$999,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries

(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			For the Period
			From Inception
	For the Three	For the Three	(February 17,
	Months Ended	Months Ended	2004) to
	March 31,	March 31,	March 31,
	2014	2013	2014

Sales	$-	$-	$42,021
Cost of Goods Sold	-	-	36,419
Gross Profit	-	-	5,602

Operating Expenses:
General and administrative	133,028	94,523	2,001,727
Total Operating Expenses	133,028	94,523	2,001,727

Loss from Continuing Operations	(133,028)	(94,523)	(1,996,125)

Loss from Discontinued Operations	-	-	(218,947)

Net Loss	$(133,028)	$(94,523)	$(2,215,072)

Loss from Continuing Operations per Weighted Average
Number of Shares Outstanding - Basic and Diluted	$(0.002)	$(0.002)	$(0.17)
Loss from Discontinued Operations per Weighted Average
Number of Shares Outstanding - Basic and Diluted	-	-	(0.01)
Loss per Weighted Average Number of Shares
Outstanding - Basic and Diluted	$(0.002)	$(0.002)	$(0.18)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	56,896,000	56,659,267	11,894,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries

(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the Period
			From Inception
	For the Three	For the Three	(February 17,
	Months Ended	Months Ended	2004) to
	March 31,	March 31,	March 31,
	2014	2013	2014

OPERATING ACTIVITIES:
Net loss	$(133,028)	$(94,523)	$(2,215,072)
Adjustment for non-cash item:
Common stock issued for services	-	-	10,000
Deferred stock offering expense amortization	-	-	32,842
Impairment of investment in unconsolidated affiliate	-	-	261,885
Adjustments for changes in working capital:
Prepaid expenses	-	10,000	-
Accounts payable and accrued expenses	(3,358)	-	45,842
NET CASH USED IN OPERATING ACTIVITIES	(136,386)	(84,523)	(1,864,503)

INVESTING ACTIVITIES:
Net repayments from (advances to) related parties	44,663	-	(305,246)
Expenditures for property and equipment	(24,194)	(123,955)	(236,862)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	20,469	(123,955)	(542,108)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	81,600	2,115,301
Net advances from stockholder	-	-	500,000
Repayment of note payable to stockholder	-	(50,000)	(192,500)
Advances from officers	-	-	109,958
Issuance of preferred stock	-	-	192,500
Deferred stock offering expenses	-	-	(32,842)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	31,600	2,692,417

NET (DECREASE) INCREASE IN CASH	(115,917)	(176,878)	285,806

CASH - BEGINNING OF PERIOD	401,723	218,046	-

CASH - END OF PERIOD	$285,806	$41,168	$285,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

On May 21, 2012, the Company changed its name to HPIL HOLDING.

As of March 31, 2014, the Company has yet to commence operations. Expenses incurred from February 17, 2004 (date of inception) through December 31, 2013 relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. However during 2013 the Company raised funds from the sales of common stock and also expects to raise additional capital during 2014 and 2015 to fund start-up activities. The Company believes that this additional funding will be sufficient to fund operating expenses during 2014. Moreover, the Company’s majority stockholder has indicated his ability and intent to provide financial support to the Company at least through March 31, 2015, should it be necessary. However, there can be no assurance that such financial support will be sufficient to commence operations or that the Company will be able to raise additional funds. In such case, the Company may be unable to commence operations or continue as a going concern.

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

A concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and hope to generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  The Company began design and molding of the product during 2013 and we expect to complete production of IFLOR Device samples and packaging mock ups by late 2014 for market testing.  Due to various circumstances, such as the unknown definitive completion date of product sample manufacturing and ongoing evaluations being conducted by the Company regarding our prior marketing efforts, expected product demand, product manufacturing and rollout schedules, we cannot currently determine with confidence when we expect to commence operations with respect to production of the IFLOR Device.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. Additionally, our operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014 or for any other period.

As of March 31, 2014 none of the above subsidiaries have reached full operations.

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

Investment in Unconsolidated Affiliate

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity. The cost method of accounting is used when the Company does not exercise significant management influence, generally when HPIL has an ownership interest of less than 20%. The Company’s 32% investment in Haesler Real Estate Management SA (“HREM”) is accounted for under the equity method of accounting. As of March 31, 2014, the carrying amount of the investment is equal to the Company’s equity interest of the net assets of HREM.

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

As of March 31, 2014 and December 31, 2013 there were no amounts that are required to be accrued in respect to uncertain tax positions.

The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2010 and later remain subject to examination by the IRS and respective states.  Fiscal years 2011, 2012 and 2013 tax returns have not yet been filed, and will be subject to examination by the IRS for up to three years after they are filed, and up to four years for the respective states.

Property and equipment

The Company’s property and equipment consists of molds and designs not yet being used in operations at March 31, 2014.  Once placed into operations, the Company will depreciate these assets over their estimated useful lives, expected to range between 5 and 10 years.  For the quarters ended March 31, 2014 and 2013, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

Long-Lived Assets

The carrying value of long-lived assets is reviewed annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company considers internal and external factors relating to each asset, including cash flow, market developments, and other publicly available information. If these factors indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value.

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

For the quarter ended March 31, 2014 and 2013, and for the period from inception (February 17, 2004) to March 31, 2014, no potentially dilutive securities were included in the computation of loss per share due to the net losses.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that none of the recent pronouncements are expected to significantly affect the Company.

NOTE 3 – NOTE AND ADVANCES PAYABLE - STOCKHOLDER

During 2012 the Company, in agreement with the Company’s majority stockholder, cancelled its 22,000 shares of preferred stock outstanding in exchange for a note payable of $192,500.  The note was non-interest bearing and was repaid during the year ended December 31, 2013.  During the year ended December 31, 2013, the stockholder made additional advances to the Company under the same terms, which advances were repaid during the year ended December 31, 2013.  The Company has $Nil payable to this stockholder as of March 31, 2014 and December 31, 2013, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s wholly owned subsidiary HPIL HEALTHCARE Inc. uses the service of MB Ingenia for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made property and equipment purchases from MB Ingenia totaling $24,193 for the quarter ended March 31, 2014 and $236,861 from inception to March 31, 2014. Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of our Company.

The Company also had advances receivable from MB Ingenia of $241,746  as of March 31, 2014.  These advances are due on demand and are non-interest bearing.  The Company also had advances receivable from HREM as of March 31, 2014 totaling $63,500.  These advances are non-interest bearing and due on demand.

The Company uses MB Ingenia for various corporate business services, including technical support and engineering services related to the IFLOR Device and use of office space by Mr. Bertoli. For the quarter ended March 31, 2014 and 2013, the Company incurred expenses of $12,422  and $12,274, respectively, in relation to these services.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director and the CFO of the Company, Nitin Amersey (“Amersey”). Amersey will continue to provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For both of the quarters ended March 31, 2014 and 2013, the Company incurred expenses of $15,000 in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the quarter ended March 31, 2014 and 2013, the Company incurred expenses of $867  and $978, respectively, in relation to these services.

NOTE 6 – DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the unaudited condensed consolidated financial statements for all periods presented.

Summarized financial information for discontinued operations for the quarters ended March 31, 2014 and 2013, and from inception to date are as follows:

	For the Quarter Ended March 31, 2014	For the Quarter Ended March 31, 2013	For the Period From Inception (February 17, 2004) to March 31, 2014
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Operating expenses
General & administrative	-	-	(218,947)
Total operating expense	-	-	(218,947)
Net loss from discontinued operations	$-	$-	$(218,947)

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

HPIL HOLDING and Subsidiaries (collectively, “we”, “us”, “our”, or the “Company”) is a development stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. (“TNT”).  On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada.  As part of the merger, we changed our name to Trim Holding Group.

On May 22, 2012, we changed our name to HPIL HOLDING to more fully reflect our current business operations.

On July 18, 2012, we changed our business plan to focus on making investments in companies, whether they are public or private enterprises in differing business sectors.  The Company does not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses.  Such investments may be made in the United States and worldwide.  Further the Company will evaluate the acquisition of intellectual properties and technologies for investment, with a particular interest in the healthcare and environmental quality sectors.

On September 10, 2012, Company organized six new subsidiary companies. Each of these subsidiary companies is wholly owned (100%) by the Company. The names of the new subsidiary companies are HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. These companies were organized with the intention of satisfying the various growth strategies of the Company.

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

(b)	Business of Issuer.

We have continued to pursue our business plan of making investments in companies, as more particularly described in subsection (a) above, and expect that we will continue on that business plan for the foreseeable future.  Also, the Company will continue to concentrate on the development of the IFLOR business line to produce a “Massage Vibrator for the Relief of Aches and Pain” product (the “IFLOR Device”) through our subsidiary, HPIL HEALTHCARE Inc.  We are currently in the advanced planning stages of our marketing efforts and hope to continue generating interest in the IFLOR Device through existing strategic cooperation agreements and other consumer outreach and feedback.  Design and initial molding of the IFLOR Device is now complete and we have engaged an initial manufacturer to make product samples for further marketing and testing purposes.

The Company previously reported estimated production and distribution timelines based on potential customer relationship development and expected subsequent IFLOR Device orders at the time such estimates were reported.  As of the date of this Quarterly Report, the Company has yet to receive the expected orders for the IFLOR Device, which is a primary cause of delay in the Company’s production and distribution.  We continue to develop potential customer relationships and anticipate pursuing potential customer orders for the IFLOR Device throughout 2014.  In addition, we have commenced evaluations of the results of our past marketing efforts, anticipated demand for the IFLOR Device and strategic production efficiencies to meet projected demand.  We plan to continue these evaluations through mid-2014.  Based on early indications of these evaluations, we continue to develop an estimation of our target production needs for the IFLOR Device.  As of the date of this Quarterly Report, our production capacity is not sufficient to meet the currently anticipated target production needs.  Throughout the remainder of 2014, we plan to continue developing our production plans accordingly, including the potential engagement of additional manufacturers, evaluation of potential first party manufacturing capabilities, and the production of additional molds to increase production capacity in line with projected needs.

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

Due to various circumstances, such as the unknown definitive completion date of product sample manufacturing and ongoing evaluations being conducted by the Company regarding our prior marketing efforts, expected product demand, product manufacturing and rollout schedules, we cannot currently determine with confidence when we expect to commence operations with respect to production of the IFLOR Device.

Liquidity and Capital Resources

We are a development stage company focused on developing our business in the Healthcare, Environmental Quality and Real Estate sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors and continue efforts to bring the IFLOR Device to market.  As we have not commenced material operations, we have not earned any revenues.

Net cash (used in) operating activities.  During the three months ended March 31, 2014, net cash used in operating activities was $(136,386) compared with $(84,523) used in operating activities for the three months ended March 31, 2013.  The cash flow used in operating activities in the three months ended March 31, 2014 was primarily the result of incurred operating expenses.  The cash flow used in operating activities in the three months ended March 31, 2013 was primarily the result of incurred general and administrative expenses.

Net cash provided by (used in) investing activities.  During the three months ended March 31, 2014, net cash provided by investing activities was $20,469 compared with $(123,955) used in investing activities for the three months ended March 31, 2013.  The cash flow provided by investing activities in the three months ended March 31, 2014 was primarily the result of net repayments from related parties with respect to prior advances made to related parties.  The cash flow used in investing activities in the three months ended March 31, 2013 was primarily the result of the acquisition of molds and designs for the business associated with the IFLOR Device.

Net cash provided by financing activities.  During the three months ended March 31, 2014, net cash provided by financing activities was $Nil compared with $31,600 provided by financing activities for the three months ended March 31, 2013.  The cash flow provided by financing activities in the three months ended March 31, 2013 was primarily the result of proceeds from the issuance of the Company’s common stock.

As of March 31, 2014, we had cash on hand of $285,806 and current liabilities of $45,843.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2014.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  In the course of its start-up activities, we have sustained operating and cash flow losses and expect to incur an operating and cash flow losses for 2014. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  We will continue targeting sources of additional financing to provide continuation of our operations and our majority stockholder has indicated his ability and intent to provide financial support to the Company at least through March 31, 2015.  There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

As we are a development stage company, we are not yet engaged in material operational; therefore, we have little operations to report at this time. Our main focus has been on the development of our business plan. We have made no sales and all expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company and beginning stages of business activities related to the IFLOR Device.

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

General and Administrative Expenses.  General and administrative expenses increased to $133,028 for the three months ended March 31, 2014, from $94,523 for the three months ended March 31, 2013.  The increase in general and administrative expenses is primarily related to increased business activity related to the IFLOR Device, primarily consisting of consulting fees and filing fees.

Net Income (loss).  For the three months ended March 31, 2014, we incurred a net loss of $(133,028) as compared to a net loss of $(94,523) for the three months ended March 31, 2013.  The net loss was primarily a result of increased operations of the Company in business activities related to the IFLOR Device without current revenue.

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

HPIL Holding

Dated: May 19, 2014	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: May 19, 2014	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer