Form 10-Q
period 2014-06-30
HPIL HOLDING
filed 2014-08-19
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 19, 2014, there were 56,896,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

(i)

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$429,723	$401,723
Prepaid expense	5,000	-
Total Current Assets	434,723	401,723

Property and Equipment	236,862	212,668
Investment in affiliated Company	31,850	35,615
Advances to related parties	341,746	349,909
Total Other Assets	610,458	598,192

Total Assets	$1,045,181	$999,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	13,400	49,201
Total Current Liabilities	13,400	49,201

Commitments and Contingencies

Stockholders' Equity
Preferred stock, Series 1, Class P-1 par value $8.75;
25,000,000 shares authorized; nil issued and
outstanding on June 30, 2014, and December 31, 2013	-	-
Preferred stock, Series 1, Class P-2 par value $7.00;
75,000,000 shares authorized; 50,000 and nil issued
and outstanding on June 30, 2014 and
December 31, 2013, respectively.	350,000	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 56,896,000 issued and outstanding on
June 30, 2014 and December 31, 2013.	5,690	5,690
Additional paid-in capital	3,093,043	3,027,068
Accumulated Deficit	(2,416,952)	(2,082,044)
Total Stockholders' Equity	1,031,781	950,714

Total Liabilities and Stockholders' Equity	$1,045,181	$999,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Consulting Revenue	$30,000	$-	$30,000	$-
Cost of revenue	-	-	-	-
Gross profit	30,000	-	30,000	-

Operating expenses:
General and administrative	165,881	171,013	298,909	265,536
Total operating expenses	165,881	171,013	298,909	265,536

Net Loss	(135,881)	(171,013)	(268,909)	(265,536)

Preferred dividend from beneficial conversion feature	(66,000)	-	(66,000)	-

Net loss available to common shareholders	$(201,881)	$(171,013)	$(334,909)	$(265,536)

Loss per weighted average number of common shares
Outstanding - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares
Outstanding - Basic and diluted	56,896,000	56,671,000	56,896,000	56,665,254
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(268,909)	$(265,536)
Adjustment for non-cash items:
Equity loss from unconsolidated affiliate	3,765	-
Adjustments for changes in working capital:
Prepaid expenses	(5,000)	10,000
Accounts payable and accrued expenses	(35,801)	42,238

NET CASH USED IN OPERATING ACTIVITIES	(305,945)	(213,298)

INVESTING ACTIVITIES:
Net repayments from related parties	8,164	-
Expenditures for property and equipment	(24,194)	(154,302)
NET CASH USED IN INVESTING ACTIVITIES:	(16,030)	(154,302)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	81,600
Net advances from stockholder	-	82,500
Proceeds from issuance of preferred stock	349,975	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	349,975	164,100

NET (DECREASE) INCREASE IN CASH	28,000	(203,500)

CASH - BEGINNING OF PERIOD	401,723	218,046

CASH - END OF PERIOD	$429,723	$14,546
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

On June 16, 2009, the majority interest in the Company was purchased in a private agreement by Mr. Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses.

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

On May 21, 2012, the Company changed its name to HPIL HOLDING.

As of June 30, 2014, the Company has yet to commence substantial operations. Expenses incurred from February 17, 2004 (date of inception) through June 30, 2014 relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2014. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. The report of the Company’s independent registered accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s Form 10-K filed April 15, 2014, contained an emphasis of a matter paragraph stating that these factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s auditors have not issued a report on the Company’s financial statements for any period after December 31, 2013. During 2014, the Company entered into a consulting agreement to provide consulting for a two year period beginning June 10, 2014 for $30,000 monthly and raised $350,000 in capital from the sale of preferred stock. The Company believes there is no longer a substantial doubt about its ability to continue as a going concern through at least June 30, 2015. The Company will continue targeting sources of additional financing to provide continuation of its operations, and the Company’s majority stockholder has indicated his ability to provide financial support to the Company, should it be necessary.

HPIL HOLDING’s intends that its main activity will be in the business of investing in differing business sectors and has also entered into a consulting agreement to provide consulting services over the next two years.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. Additionally, our operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014 or for any other period.

As of June 30, 2014 none of the above subsidiaries have reached full operations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Investment in Unconsolidated Affiliate

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity. The cost method of accounting is used when the Company does not exercise significant management influence, generally when HPIL has an ownership interest of less than 20%. The Company’s 32% investment in Haesler Real Estate Management SA (“HREM”) is accounted for under the equity method of accounting. As of June 30, 2014, the carrying amount of the investment is equal to the Company’s equity interest of the carrying amount of the net assets of HREM.

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

As of June 30, 2014 and December 31, 2013 there were no amounts that are required to be accrued in respect to uncertain tax positions.

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

Property and equipment

The Company’s property and equipment consists of molds and designs not yet being used in operations at June 30, 2014.  Once placed into operations, the Company will depreciate these assets over their estimated useful lives, expected to range between 5 and 10 years.  For the quarters ended June 30, 2014 and 2013, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and the number of shares of common stock issuable upon assumed exercise of preferred stock provided the result is not anti-dilutive.

For the quarters ended June 30, 2014 and 2013, 50,000 shares and 0 shares, respectively, of potentially dilutive securities from the sale of convertible preferred stock were not included in the computation of loss per share due to the net losses.

Recently Issued Accounting Pronouncements

Management has reviewed and recently issued accounting pronouncements and determined that ASU 2014-10 is relevant to the reporting requirements for the Company.  As a result, the Company adopted ASU 2014-10 “Development Stage Entities” (Topic 915) effective January 1, 2014.  The amendments in this Accounting Standards Update no longer require statements to include the definition of a developmental stage company.  In addition, there is no longer a requirement to include 1) inception-to-date information in the statements of income, cash flows, and shareholder equity, 2) label the financial statements as those of a development stage entity, 3) disclose a description of the development stage activities in which the entity is engaged, or 4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.  None of the other recently issued accounting pronouncements are expected to significantly affect the Company.

Revenue Recognition

Revenue is recognized when persuasive evidence that an arrangement or contract exists, delivery has occurred, the service provider’s fees are fixed and determinable, and collectability is probable or certain.  Revenue is recognized for services as rendered.

NOTE 3 – NOTE AND ADVANCES PAYABLE - STOCKHOLDER

During 2012 the Company, in agreement with the Company’s majority stockholder, cancelled its 22,000 shares of Preferred Stock Series 1 Class P-1 outstanding in exchange for a note payable of $192,500.  The note was non-interest bearing and was repaid during the year ended December 31, 2013.  During the year ended December 31, 2013, the stockholder made additional advances to the Company under the same terms, which advances were repaid during the year ended December 31, 2013.  The Company has $Nil payable to this stockholder as of June 30, 2014 and December 31, 2013, respectively.

NOTE 4– CAPITAL STOCK

On June 28, 2012, pursuant to the terms of a Patent Purchase Agreement made by and between the Company and GIOTOS Ltd. (“GIOTOS”), we issued 100,000,000 shares of common stock to GIOTOS, a company owned and controlled by Mr. Louis Bertoli. The number of shares issued and the purchase price were subject to a valuation of the common stock and of certain patents rights and other related business processes and know-how (“IFLOR Business”), and were to be adjusted based upon the these fair values. The Company subsequently obtained the expected third-parties valuations of the common stock and of the IFLOR Business (the “Valuations”).  Based on the Valuations, the Company exercised its right to adjust the amount of shares pursuant to the terms of the Stock Purchase Agreement.

On April 12, 2013, we executed a Closing Agreement with GIOTOS to reduce the purchase price to $12,500,000, and to effect the share adjustment and return 50,000,000 shares to the Company.  As both entities are majority owned and controlled by Mr. Bertoli, assets acquired in transactions between entities under common control should be recorded at the current carrying value of the seller. Increasing the carrying value of the assets acquired to estimated fair value is not permitted under these circumstances. Based on the foregoing, the Company has not recorded any carrying value for the acquired patents rights related to the IFLOR Business. Accordingly, the difference between the transaction price and the value of the assets recorded has been recorded in equity as a capital transaction whereby the 50,000,000 shares issued as consideration were recorded to common stock at par value with the offset recorded to additional paid-in capital.

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

On June 12, 2014, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which Company agreed to sell and investor agreed to purchase 50,000 shares of Convertible Preferred Stock Series 1 Class P-2 of the Company at the par value of $7.00 each for a total purchase price of $350,000.  On June 24, 2014, the Company issued the shares to the investor in exchange for the purchase price.  As provided in the articles of incorporation of the Company, the holders of the Convertible Preferred Stock Series 1 Class P-2 may convert, at any time, their preferred stock in whole or part, into shares of Common Stock. Each one (1) share of Preferred Stock Series 1 Class P-2 is convertible into one (1) share of Common Stock. This beneficial conversion feature (“BCF”) has an intrinsic value at the issuance date of $66,000, and is recorded as a preferred dividend to the preferred stockholder.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s wholly owned subsidiary HPIL HEALTHCARE Inc. uses the service of MB Ingenia SRL (“MB Ingenia”) for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made property and equipment purchases from MB Ingenia totaling $24,193 for the six months ended June 30, 2014 and $91,137 for the six months ended June 30, 2013. Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of our Company.

The Company had advances receivable from MB Ingenia of $241,746 as of June 30, 2014 for the production of the IFLOR units.  These advances are non-interest bearing.  The Company also had advances receivable from HREM as of June 30, 2014 totaling $100,000.  These advances are non-interest bearing and due on demand.

The Company uses MB Ingenia for various corporate business services, including technical support and engineering services related to the IFLOR Device and use of office space by Mr. Bertoli.  For the six months ended June 30, 2014 and 2013, the Company incurred expenses of $24,910  and $24,548, respectively, in relation to these services.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC (“Amersey”), a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Amersey will continue to provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the six months ended June 30, 2014 and 2013, the Company incurred expenses of $30,000  and $33,020, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the six months ended June 30, 2014 and 2013, the Company incurred expenses of $3,147  and $1,525, respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC, for Edgar filings.  Mr. Amersey is a control person in Freeland Venture Resources LLC. For the six months ended June 30, 2014 and 2013 the Company incurred expenses of $7,610 and $3,640, respectively, in relation to these services.

The Company uses the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases.  Cheerful is owned by Mr. Amersey’s children. For the six months ended June 30, 2014 and 2013, the Company incurred expenses of $3,730 and $5,160, respectively, in relation to these services.

NOTE 6 – INCOME TAXES

The effective tax rate of 0% differs from the statutory rate of 34% due to the Company recording a valuation allowance against the future tax benefit of current period losses.  Management is unable to conclude the related deferred tax assets are more likely than not to be realized due to the recurring losses.

NOTE 7 – OTHER INFORMATION

The Company entered into a service and consulting agreement between HPIL ENERGYTECH and O.R.C. SRL, a private limited company domiciled in Italy for a two year period beginning June 10, 2014 to render consulting services to O.R.C. SRL in consideration of a monthly fee of $30,000.

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

HPIL HOLDING and Subsidiaries (collectively, “we”, “us”, “our”, or the “Company”) is an early stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc.  On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada.  As part of the merger, we changed our name to Trim Holding Group.

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

(b)	Historical Transactions.

On November 27, 2012, the Company's wholly owned subsidiary HPIL ART&CULTURE Inc. entered into a Cooperation Agreement with the World Traditional Fudokan Shotokan Karate-Do Federation, a worldwide karate federation, to develop and cooperate to expand projects between the parties.

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

On February 22, 2013, HPIL granted to its wholly owned Subsidiary HPIL HEALTHCARE Inc. an exclusive license to use the patents relating to the “Massage Vibrator for the Relief of Aches and Pain” for the production, use, or sale of the resulting products throughout the world and especially in countries where we have the license to the patents rights.  The name of the initial product utilizing the patents rights is “IFLOR, Stimulating Massage Device”, which the Company has authorized HPIL HEALTHCARE Inc. to develop, industrialize, manufacture and sale.

On August 20, 2013, HPIL GLOBALCOM Inc. entered into a cooperation agreement with 2Evolution Studios, a private company focused on investing in the communication sector, through which the parties agreed to work cooperatively to develop and expand projects.

On August 26, 2013, HPIL ENERGYTECH Inc. entered into a cooperation agreement with O.R.C. SRL, a private company focused on investing in the energy sector.  Pursuant to the cooperation agreement the parties will work cooperatively to develop and expand projects.

On September 23, 2013, HPIL ENERGYTECH Inc. entered into a cooperation agreement with Officine Meccaniche Pejrani SRL, a private company focused on investing in the ecology and energy sectors.  The parties will work cooperatively to develop and expand projects.

On December 20, 2013, HPIL HEALTHCARE Inc. entered into a cooperation agreement with MB Ingenia SRL (“MB Ingenia”), a private company focused on investing in the healthcare and environmental sectors, through which the parties agreed to work cooperatively to develop and expand projects.  Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of our Company.

(c)	Material Transactions.

On June 10, 2014, HPIL Holding’s wholly owned subsidiary, HPIL ENERGYTECH Inc. (“HPIL ET”), entered into a Service and Consulting Agreement (the “Consulting Agreement”) with O.R.C. SRL (“O.R.C.”), a private company focused on investing in the energy sector.  Pursuant to the Consulting Agreement, beginning on June 10, 2014, HPIL ET will provide to O.R.C. certain consulting and other services (the “Services”), as more fully described in the Agreement.  In consideration of the Services provided by HPIL ET, O.R.C. is required to pay to HPIL ET consulting fees in the amount of USD $30,000 per month throughout the term of the Agreement, which is two (2) years unless terminated earlier by either party pursuant to the terms of the Agreement.

On June 12, 2014, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with an accredited investor (“Investor”), pursuant to which we agreed to sell and Investor agreed to purchase Fifty Thousand (50,000) shares of Preferred Stock Series 1 Class P-2 of the Company (the “Shares”) at the par value of $7.00 each for a total purchase price of Three Hundred Fifty Thousand and No/100 Dollars ($350,000) (the “Purchase Price”).  In accordance with the terms of the Purchase Agreement, we received the full amount of the Purchase Price on June 24, 2014 and issued the Shares to Investor on June 24, 2014.

(d)	Business of Issuer.

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

The Company previously reported estimated production and distribution timelines based on potential customer relationship development and expected subsequent IFLOR Device orders at the time such estimates were reported.  As of the date of this Quarterly Report, the Company has yet to receive the expected orders for the IFLOR Device, which is a primary cause of delay in the Company’s production and distribution.  We continue to develop potential customer relationships and anticipate pursuing potential customer orders for the IFLOR Device throughout 2014.  We have recently commenced negotiations with a potential customer regarding a possible order of the IFLOR Device.  As of the date of this Quarterly Report, the terms on which we may supply the IFLOR Device are not finalized and negotiations with the potential customer are ongoing.  There is no assurance that these negotiations will result in the placement of any orders for the IFLOR Device, the execution of a contract between the Company and the potential customer or the generation of revenue for the Company.

In addition, we have commenced evaluations of the results of our past marketing efforts, anticipated demand for the IFLOR Device and strategic production efficiencies to meet projected demand.  We plan to continue these evaluations throughout 2014.  Based on early indications of these evaluations, we continue to develop an estimation of our target production needs for the IFLOR Device.  As of the date of this Quarterly Report, our production capacity is not sufficient to meet the currently anticipated target production needs.  Throughout the remainder of 2014, we plan to continue developing our production plans accordingly, including the potential engagement of additional manufacturers, evaluation of potential first party manufacturing capabilities, and the production of additional molds to increase production capacity in line with projected needs.

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

Liquidity and Capital Resources

We are an early stage company focused on developing our business in the Healthcare, Environmental Quality, Energy and Real Estate sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors and continue efforts to bring the IFLOR Device to market.  As we have not commenced material operations, we have not earned substantial revenues to date; however, we have recently begun generating revenues from the Consulting Agreement, as more fully described above under “Material Transactions”.

Net cash (used in) operating activities.  During the six months ended June 30, 2014, net cash used in operating activities was $(305,945) compared with $(213,298) used in operating activities for the six months ended June 30, 2013.  The cash flow used in operating activities in the six months ended June 30, 2014 was primarily the result of net operating losses.  The cash flow used in operating activities in the six months ended June 30, 2013 was primarily the result of net operating losses.

Net cash (used in) investing activities.  During the six months ended June 30, 2014, net cash used in investing activities was $(16,030) compared with $(154,302) used in investing activities for the six months ended June 30, 2013.  The cash flow used in investing activities in the six months ended June 30, 2014 was primarily the result of the acquisition of molds and designs for the business associated with the IFLOR Device, partially offset by repayments from related parties.  The cash flow used in investing activities in the six months ended June 30, 2013 was primarily the result of equipment purchases related to the IFLOR Device design and manufacturing.

Net cash provided by financing activities.  During the six months ended June 30, 2014, net cash provided by financing activities was $349,975 compared with $161,100 provided by financing activities for the six months ended June 30, 2013.  The cash flow provided by financing activities in the six months ended June 30, 2014 was primarily the result of proceeds from the issuance of the Company’s preferred stock.  The cash flow provided by financing activities in the six months ended June 30, 2013 was primarily the result of proceeds from the issuance of the Company’s common stock and advances from stockholders.

As of June 30, 2014, we had cash on hand of $429,723 and current liabilities of $13,400.

As of June 30, 2014, the Company has yet to commence substantial operations.  Expenses incurred from February 17, 2004 (date of inception) through June 30, 2014 relate to the Company’s formation and general administrative activities.  In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses throughout 2014.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.

The report of the Company’s independent registered accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s Form 10-K filed April 15, 2014, contained an emphasis of a matter paragraph stating that certain factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s auditors have not issued a report on the Company’s financial statements for any period after December 31, 2013.  However, during 2014, the Company has entered into a consulting agreement to provide compensated consulting services over the next two years and raised $350,000 in capital from the sale of preferred stock.  As a result of these developments, the Company believes there is no longer a substantial doubt about its ability to continue as a going concern through at least June 30, 2015.

The Company will continue targeting sources of additional financing to provide continuation of its operations, and the Company’s majority stockholder has indicated his ability to provide financial support to the Company, should it be necessary.  Despite the aforementioned developments in the Company’s financial standing, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

As we are an early stage company, we are not yet engaged in material operational; therefore, we have little operations to report at this time. Our main focus has been on the development of our business plan.  Aside from the recent execution of the Consulting Agreement pursuant to which we will deliver certain consulting related services for a monthly fee (as described above under “Material Transactions”), we have made no sales and all expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company and beginning stages of business activities related to the IFLOR Device.

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Consulting Revenue.  Consulting revenue increased to $30,000 for the three months ended June 30, 2014, from nil for the three months ended June 30, 2013.  The increase in consulting revenue is primarily related to revenue generated pursuant to an agreement for energy sector consulting services provided by the Company which was executed and the term of which began in June 2014.

General and Administrative Expenses.  General and administrative expenses decreased to $165,881 for the three months ended June 30, 2014, from $171,013 for the three months ended June 30, 2013.  The decrease in general and administrative expenses is primarily related to decreased business activity related to the IFLOR Device.

Net Income (loss).  For the three months ended June 30, 2014, we incurred a net loss of $(135,881) as compared to a net loss of $(171,013) for the three months ended June 30, 2013.  The net loss was primarily a result of expenses incurred without generating sufficient revenue.  The decrease in the net loss was primarily a result of decreased general and administrative expenses and the addition of consulting revenue.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Consulting Revenue.  Consulting revenue increased to $30,000 for the six months ended June 30, 2014, from nil for the six months ended June 30, 2013.  The increase in consulting revenue is primarily related to revenue generated pursuant to an agreement for energy sector consulting services provided by the Company which was executed and the term of which began in June 2014

General and Administrative Expenses.  General and administrative expenses increased to $298,909 for the six months ended June 30, 2014 from $265,536 for the six months ended June 30, 2013.  The increase in general and administrative expenses is primarily related to increased business activity related to the IFLOR Device during the first quarter of 2014.

Net Income (loss).  For the six months ended June 30, 2014, we incurred a net loss of $(268,909) as compared to a net loss of $(265,536) for the six months ended June 30, 2013.  The net loss was primarily a result of expenses incurred without generating sufficient revenue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, we are not required to provide the information required by this item

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

On June 12, 2014, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with an accredited investor (“Investor”), pursuant to which we agreed to sell and Investor agreed to purchase Fifty Thousand (50,000) shares of Preferred Stock Series 1 Class P-2 of the Company (the “Shares”) at the par value of $7.00 each for a total purchase price of Three Hundred Fifty Thousand and No/100 Dollars ($350,000) (the “Purchase Price”).  In accordance with the terms of the Purchase Agreement, we received the full amount of the Purchase Price on June 24, 2014 and issued the Shares to Investor on June 24, 2014.

The transaction described above and the shares of preferred stock involved were exempt from registration provided by Section 4(2) of the Securities Act.

(b)          Use of Proceeds.

Not Applicable.

(c)          Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Service and Consulting Agreement entered into on June 10, 2014 by and between HPIL ENERGYTECH Inc. and O.R.C. SRL

*10.2	Stock Purchase Agreement entered into on June 12, 2014 by and between HPIL Holding and the Investor

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
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

HPIL Holding

Dated: August 19, 2014	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: August 19, 2014	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer