Form 10-Q
period 2014-09-30
HPIL HOLDING
filed 2014-11-19
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 19, 2014, there were 56,896,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

(i)

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL HOLDING and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	AS OF	AS OF
	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$416,923	$401,723
Prepaid expense	10,000	-
Total Current Assets	426,923	401,723

Property and Equipment	236,861	212,668
Investment in affiliated Company	25,556	35,615
Advances to related parties	341,746	349,909
Total Other Assets	604,163	598,192

Total Assets	$1,031,086	$999,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$237	$49,201
Total Current Liabilities	237	49,201

Commitments and Contingencies

Stockholders' Equity
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; nil
Issued and outstanding on September 30, 2014, and December 31, 2013.	-	-
Preferred stock, series 1, class P-2 par value $7.00;
75,000,000 shares authorized; 50,000 and nil issued and
outstanding on September 30, 2014 and December 31, 2013, respectively.	350,000	-
Common stock par value $0.0001; 400,000,000 shares
authorized; 56,896,000 issued and outstanding at
September 30, 2014 and December 31, 2013.	5,690	5,690
Additional paid-in capital	3,093,043	3,027,068
Accumulated Deficit	(2,417,884)	(2,082,044)
Total Stockholders' Equity	1,030,849	950,714

Total Liabilities and Stockholders' Equity	$1,031,086	$999,915
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Consulting Revenue	$90,000	$-	$120,000	$-
Cost of revenue	-	-	-	-
Gross profit	90,000	-	120,000	-

Operating expenses:
General and administrative	84,636	122,717	379,780	388,203
Total operating expenses	84,636	122,717	379,780	388,203

Operating income (loss)	5,364	(122,717)	(259,780)	(388,203)

Other expenses
Equity losses in unconsolidated affiliate	6,294	-	10,059	-

Net Loss	(930)	(122,717)	(269,839)	(388,203)

Preferred dividend from beneficial conversion feature	-	-	(66,000)	-

Net loss available to common shareholders	$(930)	$(122,717)	$(335,839)	$(388,203)

Loss per weighted average number of common shares
Outstanding - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares
Outstanding - Basic and diluted	56,896,000	56,778,609	56,896,000	56,703,454
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HPIL HOLDING and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(269,839)	$(388,203)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	10,059	-
Adjustments for changes in working capital:
Prepaid expenses	(10,000)	10,000
Accounts payable and accrued expenses	(48,965)

NET CASH USED IN OPERATING ACTIVITIES	(318,745)	(378,203)

INVESTING ACTIVITIES:
Net repayments from (advances to) related parties	8,164	(196,409)
Expenditures for property and equipment:	(24,194)	(91,137)
NET CASH USED IN INVESTING ACTIVITIES:	(16,030)	(287,546)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	976,669
Net repayments to stockholder	-	(77,500)
Proceeds from Issuance of preferred stock	349,975	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	349,975	899,164

NET INCREASE IN CASH	15,200	233,420

CASH - BEGINNING OF YEAR	401,723	218,046

CASH - END OF YEAR	$416,923	$451,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

On May 21, 2012, the Company changed its name to HPIL HOLDING.

As of September 30, 2014, the Company has commenced limited operations but has yet to reach full operations. Expenses incurred from February 17, 2004 (date of inception) through September 30, 2014 relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2014 and for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. The report of the Company’s independent registered accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s Form 10-K filed April 15, 2014, contained an emphasis of a matter paragraph stating that these factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s auditors have not issued a report on the Company’s financial statements for any period after December 31, 2013. During 2014, the Company entered into a consulting agreement to provide consulting for a two year period beginning June 10, 2014 for $30,000 monthly and raised $350,000 in capital from the sale of preferred stock. The Company believes there is no longer a substantial doubt about its ability to continue as a going concern through at least September 30, 2015. The Company will continue targeting sources of additional financing to provide continuation of its operations, and the Company’s majority stockholder has indicated his ability to provide financial support to the Company, should it be necessary.

HPIL HOLDING’s intends that its main activity will be in the business of investing in differing business sectors and has also entered into a consulting agreement to provide consulting services over the next two years.

To begin the implementation of the business plan, on September 10, 2012, Company organized six new subsidiary companies. Each of these subsidiary companies is wholly (100%) owned by the Company. The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. These companies have been organized to implement the various growth strategies of the Company. HPIL HEALTHCARE Inc. has been organized to facilitate investments in the health care sector. HPIL ENERGYTECH Inc. has been organized to facilitate investments in the energy sector. HPIL WORLDFOOD Inc. has been organized to facilitate investments in the food sector. HPIL REAL ESTATE Inc. has been organized to facilitate investments in the real estate sector. HPIL GLOBALCOM Inc. has been organized to facilitate investments in the communication sector and HPIL ART&CULTURE Inc. has been organized to facilitate investments in the art and culture sector. We intend to make such investments in the United States and worldwide if adequate candidates can be identified. A concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product through our subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and hope to generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  The Company began design and molding of the product during 2013.

We recently executed a Product Reseller Agreement (the “October Agreement”) pursuant to which we will supply a total of 1,500,000 units of the IFLOR Stimulating Massage Device - Standard Version over a three (3) year period beginning in January of 2017 (as described in Note 8).  To meet the initial orders expected under the aforementioned October Agreement, we believe it will be necessary to commence production of the IFLOR Stimulating Massage Device – Standard Version  no later than the second quarter of 2016.  Over the next approximately two (2) years, we plan to finalize the IFLOR Stimulating Massage Device - Standard Version model that will be sold under the October Agreement and present samples to the purchaser for final approval prior to manufacturing.

Despite the execution of the October Agreement, we intend to continue to develop potential customer relationships and anticipate pursuing additional potential customer orders for the IFLOR Stimulating Massage Device throughout 2014 and 2015.  In addition, we plan to continue our evaluations of the results of our past marketing efforts, anticipated demand for the IFLOR Stimulating Massage Device and strategic production efficiencies to meet projected demand.  We plan to continue these evaluations throughout 2014 and 2015 parallel with continuing to finalize production details related to the October Agreement.  Based on early indications of these evaluations and the expected orders pursuant to the October Agreement, we continue to develop an estimation of our target production needs for the IFLOR Stimulating Massage Device.  As of the date of this Quarterly Report, our production capacity remains insufficient to meet the currently anticipated target production needs, related to the October Agreement and otherwise expected.  Throughout the remainder of 2014 and 2015, we plan to continue developing our production plans accordingly, including the potential engagement of additional manufacturers, evaluation of potential first party manufacturing capabilities, and the production of additional molds to increase production capacity in line with projected needs.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. Additionally, our operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014 or for any other period.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Investment in Unconsolidated Affiliate

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity. The cost method of accounting is used when the Company does not exercise significant management influence, generally when HPIL has an ownership interest of less than 20%. The Company’s 32% investment in Haesler Real Estate Management SA is accounted for under the equity method of accounting. As of September 30, 2014, the carrying amount of the investment is equal to the Company’s equity interest of the carrying amount of the net assets of Haesler Real Estate Management SA.

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

As of September 30, 2014 and December 31, 2013 there were no amounts that are required to be accrued in respect to uncertain tax positions.

The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  None of the Company’s tax returns have yet been filed, and once filed, will be subject to examination by the IRS for up to three years after they are filed, and up to four years for the respective states.

Property and equipment

The Company’s property and equipment consists of molds and designs not yet being used in product manufacturing operations at September 30, 2014.  Once placed into product manufacturing operations, the Company will depreciate these assets over their estimated useful lives, expected to range between 5 and 10 years.  For the quarters ended September 30, 2014 and 2013, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

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

For the quarters ended September 30, 2014 and 2013, 50,000 shares and 0 shares, respectively, of potentially dilutive securities from the sale of convertible preferred stock were not included in the computation of loss per share due to the net losses.

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

Revenue Recognition

Revenue is recognized when persuasive evidence that an arrangement or contract exists, delivery has occurred, the service provider’s fees are fixed and determinable, and collectability is probable or certain.  Revenue is recognized for consulting services as rendered.

NOTE 3 – NOTE AND ADVANCES PAYABLE - STOCKHOLDER

During 2012, the Company, in agreement with the Company’s majority stockholder, cancelled its 22,000 shares of Preferred Stock Series 1 Class P-1 outstanding in exchange for a note payable of $192,500.  The note was non-interest bearing and was repaid during the year ended December 31, 2013.  During the year ended December 31, 2013, the stockholder made additional advances to the Company under the same terms, which advances were repaid during the year ended December 31, 2013.  The Company has $Nil payable to this stockholder as of September 30, 2014 and December 31, 2013, respectively.

NOTE 4– CAPITAL STOCK

On June 28, 2012, pursuant to the terms of a Patent Purchase Agreement made by and between the Company and GIOTOS Ltd., we issued 100,000,000 shares of common stock to GIOTOS Ltd., a company owned and controlled by Mr. Louis Bertoli. The number of shares issued and the purchase price were subject to a valuation of the common stock and of certain patents rights for a total of forty-eight (48) patents registered in forty-eight (48) different countries and other related business processes and know-how (“IFLOR Business”), and were to be adjusted based upon the these fair values. The Company subsequently obtained the expected third parties valuations of the common stock and of the IFLOR Business (the “Valuations”).  Based on the Valuations, the Company exercised its right to adjust the amount of shares pursuant to the terms of the Stock Purchase Agreement.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s wholly owned subsidiary HPIL HEALTHCARE Inc. uses the service of MB Ingenia SRL for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made property, equipment purchases from MB Ingenia SRL totaling $24,193 for the nine months ended September 30, 2014, and $91,137 for the nine months ended September 30, 2013. Mr. Louis Bertoli was the President and CEO of MB Ingenia SRL until November 28, 2013, at which time Mr. Louis Bertoli’s brother became President and CEO of MB Ingenia SRL. Mr. Louis Bertoli also serves as an executive officer and director of our Company.

The Company had advances receivable from MB Ingenia SRL of $241,746 and $132,909 as of September 30, 2014 and December 31, 2013, respectively, for the production of the IFLOR Stimulating Massage Device - Standard Version.  These advances are non-interest bearing.  The Company also had advances receivable from Haesler Real Estate Management SA as of September 30, 2014 and December 31, 2013 totaling $100,000 and $217,000, respectively.  These advances are non-interest bearing and due on demand.

The Company uses MB Ingenia SRL for various corporate business services, including technical support and engineering services related to the IFLOR and use of office space by Mr. Bertoli.  For the nine months ended September 30, 2014 and 2013, the Company incurred expenses of $37,043  and $36,823, respectively, in relation to these services.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC, a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Amersey Investments LLC will continue to provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the nine months ended September 30, 2014 and 2013, the Company incurred expenses of $45,000  and $48,020, respectively, in relation to these services. The Company recorded $10,000 as a prepaid expense to Amersey Investments LLC on fees related to the fourth quarter.

The Company uses Bay City Transfer Agency & Registrar Inc. to do its stock transfers.  Mr. Nitin Amersey is listed with the Securities and Exchange Commission as a control person of Bay City Transfer Agency & Registrar Inc. For the nine months ended September 30, 2014 and 2013, the Company incurred expenses of $5,328  and $3,687, respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC, for Edgar filings and consulting services.  Mr. Nitin Amersey is a control person in Freeland Venture Resources LLC. For the nine months ended September 30, 2014 and 2013 the Company incurred expenses of $8,830 and $11,270, respectively, in relation to these services.

The Company uses the services of Cheerful Services International Inc. for corporate press releases and consulting services.  Cheerful Services International Inc. is owned by Mr. Nitin Amersey’s children. For the nine months ended September 30, 2014 and 2013, the Company incurred expenses of $5,395 and $8,340, respectively, in relation to these services.

NOTE 6 – INCOME TAXES

The effective tax rate of 0% differs from the statutory rate of 34% due to the Company recording a valuation allowance against the future tax benefit of current period losses.  Management is unable to conclude the related deferred tax assets are more likely than not to be realized due to the recurring losses.

NOTE 7 – CONSULTING REVENUE

The Company entered into a service and consulting agreement between HPIL ENERGYTECH Inc. and O.R.C. SRL, a private limited company domiciled in Italy for a two year period beginning June 10, 2014 to render consulting services to O.R.C. SRL in consideration of a monthly fee of $30,000.  For the three and nine months ended September 30, 2014, the Company has recognized consulting revenue of $90,000 and $120,000, respectively.

NOTE 8 – SUBSEQUENT EVENTS

On October 9, 2014, HPIL Holding’s wholly owned subsidiary, HPIL HEALTHCARE Inc., entered into a Product Reseller Agreement (the “Agreement”) with World Traditional Fudokan Shotokan Karate-Do Federation, a worldwide karate federation based in Switzerland.  Pursuant to the Agreement, beginning in 2017, HPIL HEALTHCARE Inc. will supply its IFLOR Stimulating Massage Device – Standard Version to World Traditional Fudokan Shotokan Karate-Do Federation for resale exclusively at World Traditional Fudokan Shotokan Karate-Do Federation-sanctioned events and through the World Traditional Fudokan Shotokan Karate-Do Federation members and their official affiliates.  The initial term of the Agreement lasts until December 31, 2019, at which time the Agreement will automatically renew for successive three (3) year terms unless and until either party provides notice of non-renewal or terminates the Agreement pursuant to the terms of the thereof.  Under the Agreement, World Traditional Fudokan Shotokan Karate-Do Federation has committed to order a minimum of one million five hundred thousand (1,500,000) units of the IFLOR Stimulating Massage Device – Standard Version from January 1, 2017 through December 31, 2019 pursuant to annual purchase orders.

On October 30, 2014, HPIL Holding’s wholly owned subsidiary, HPIL ENERGYTECH Inc., entered into a Cooperation Agreement with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions.  Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand projects.  The parties have worked together since December of 2012, previously under an agreement similar to the current Cooperation Agreement.  The prior agreement expired according to its terms in December of 2013 and the parties continued working together without an agreement in place until executing the current Cooperation Agreement. The Company’s CFO is also the Chairman of the Board of TrueSkill Energen Pvt. Ltd.

On November 10, 2014, HPIL ENERGYTECH Inc. entered into a cooperation agreement with ECOVAL & CO. SRL, a private company focused on investing in the energy sector.  Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand projects.

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

On December 20, 2012, the Company's wholly owned subsidiary HPIL ENERGYTECH Inc. entered into a cooperation agreement with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions.  In accordance with the cooperation agreement, the parties will work cooperatively to develop and expand projects.  The December 2012 cooperation agreement has since expired according to its terms in December 2013 and the parties continued working together without an agreement in place until executing a new cooperation agreement on substantially the same terms on October 30, 2014.  The Company’s CFO is also the Chairman of the Board of TrueSkill Energen Pvt. Ltd.

On February 22, 2013, HPIL HOLDING granted to its wholly owned Subsidiary HPIL HEALTHCARE Inc. an exclusive license to use a total of forty-eight (48) patents registered in forty-eight (48) different countries relating to the “Massage Vibrator for the Relief of Aches and Pain” for the production, use, or sale of the resulting products throughout the world and especially in countries where we have the license to the patents rights.  The name of the initial product utilizing the patents rights is “IFLOR, Stimulating Massage Device”, which the Company has authorized HPIL HEALTHCARE Inc. to develop, industrialize, manufacture and sale.  As of the date of this Periodic Report, HPIL continues to own the patents and licenses the use of the patents to HPIL HEALTHCARE Inc.

On August 20, 2013, HPIL GLOBALCOM Inc. entered into a cooperation agreement with 2Evolution Studios, a private company focused on investing in the communication sector, through which the parties agreed to work cooperatively to develop and expand projects.

On December 20, 2013, HPIL HEALTHCARE Inc. entered into a cooperation agreement with MB Ingenia SRL, a private company focused on investing in the healthcare and environmental sectors, through which the parties agreed to work cooperatively to develop and expand projects.  Mr. Louis Bertoli was the President and CEO of MB Ingenia SRL until November 28, 2013, at which time Mr. Louis Bertoli’s brother became President and CEO of MB Ingenia SRL. Mr. Louis Bertoli also serves as an executive officer and director of our Company.

On June 10, 2014, our wholly owned subsidiary, HPIL ENERGYTECH Inc., entered into a Service and Consulting Agreement (the “Consulting Agreement”) with O.R.C. SRL a private company focused on investing in the energy sector.  Pursuant to the Consulting Agreement, HPIL ENERGYTECH Inc. will provide to O.R.C. SRL certain consulting and other services for a monthly fee in the amount of USD $30,000.  The term of the Consulting Agreement is two (2) years unless terminated earlier by either party pursuant to the terms and conditions of the Consulting Agreement.

On November 10, 2014, HPIL ENERGYTECH Inc. entered into a cooperation agreement with ECOVAL & CO. SRL, a private company focused on investing in the energy sector.  Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand projects.

(c)	Material Transactions.

On October 9, 2014, HPIL Holding’s wholly owned subsidiary, HPIL HEALTHCARE Inc., entered into a Product Reseller Agreement (the “Agreement” or “October Agreement”) with World Traditional Fudokan Shotokan Karate-Do Federation, a worldwide karate federation based in Switzerland.  Pursuant to the Agreement, beginning in 2017, HPIL HEALTHCARE Inc. will supply its IFLOR Stimulating Massage Device - Standard Version to World Traditional Fudokan Shotokan Karate-Do Federation for resale exclusively at World Traditional Fudokan Shotokan Karate-Do Federation sanctioned events and through the World Traditional Fudokan Shotokan Karate-Do Federation members and their official affiliates.  The initial term of the Agreement lasts until December 31, 2019, at which time the Agreement will automatically renew for successive three (3) year terms unless and until either party provides notice of non-renewal or terminates the Agreement pursuant to the terms of the thereof.  Under the Agreement, World Traditional Fudokan Shotokan Karate-Do Federation has committed to order a minimum of one million five hundred thousand (1,500,000) units of the IFLOR Stimulating Massage Device - Standard Version from January 1, 2017 through December 31, 2019 pursuant to annual purchase orders.  A separate wholly owned subsidiary of HPIL Holding, HPIL ART&CULTURE Inc., is the official sponsor of World Traditional Fudokan Shotokan Karate-Do Federation’s 12th European Karate Championship, which will be held November 19-23, 2014 in Bucharest, Romania.  The foregoing summary of the Agreement is not complete and is qualified in its entirety by reference to the complete text of the Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on October 9, 2014.

(d)	Business of Issuer.

We have continued to pursue our business plan of making investments in companies, as more particularly described in subsection (a) above, and expect that we will continue on that business plan for the foreseeable future.  Also, the Company will continue to concentrate on the development of the IFLOR Business line to produce the IFLOR Stimulating Massage Device through our subsidiary, HPIL HEALTHCARE Inc.  We are currently in the advanced planning stages of our marketing efforts and hope to continue generating interest in the IFLOR Stimulating Massage Device through existing strategic cooperation agreements and other consumer outreach and feedback.  Design and initial molding of the IFLOR Stimulating Massage Device - Standard Version is now complete and we have engaged an initial manufacturer to make product samples for further marketing and testing purposes.

We recently executed a Product Reseller Agreement pursuant to which we will supply a total of 1,500,000 units of the IFLOR Stimulating Massage Device - Standard over a three (3) year period beginning in January of 2017 (as described above under “Material Transactions”).  To meet the initial orders expected under the aforementioned October Agreement, we believe it will be necessary to commence production of the IFLOR Stimulating Massage Device - Standard Version no later than the second quarter of 2016.  Over the next approximately one (1) year, we plan to finalize the IFLOR Stimulating Massage Device – Standard Version model and related graphic design and packaging that will be sold under the October Agreement and present samples to the purchaser for final approval prior to manufacturing.

Despite the execution of the October Agreement, we intend to continue to develop potential customer relationships and anticipate pursuing additional potential customer orders for the IFLOR Stimulating Massage Device throughout 2014 and 2015.  In addition, we plan to continue our evaluations of the results of our past marketing efforts, anticipated demand for the IFLOR Stimulating Massage Device and strategic production efficiencies to meet projected demand.  We plan to continue these evaluations throughout 2014 and into 2015 parallel with continuing to finalize production details related to the October Agreement.  Based on early indications of these evaluations and the expected orders pursuant to the October Agreement, we continue to develop an estimation of our target production needs for the IFLOR Stimulating Massage Device.  As of the date of this Quarterly Report, our production capacity remains insufficient to meet the currently anticipated target production needs, related to the October Agreement and otherwise expected.  Throughout the remainder of 2014 and into 2015, we plan to continue developing our production plans accordingly, including the potential engagement of additional manufacturers, evaluation of potential first party manufacturing capabilities, and the production of additional molds to increase production capacity in line with projected needs.

Our ability to meet our projected production and distribution goals with respect to the IFLOR Stimulating Massage Device may be adversely affected by a number of factors, some of which may include:

•        Our inability to generate additional customer orders for the IFLOR Stimulating Massage Device to a level necessitating scaled production and distribution of the IFLOR Stimulating Massage Device;

•        Our inability to produce a sufficient number of additional IFLOR Stimulating Massage Device molds to maintain necessary and efficient production of the IFLOR Stimulating Massage Device to keep up with projected demand;

•        Our inability to produce replacement IFLOR Stimulating Massage Device molds, if existing molds are broken or otherwise become unusable, to keep a sufficient number of molds in active production necessary to keep up with projected demand;

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

     Based on the October Agreement, we currently expect to commence operations with respect to production of the IFLOR Stimulating Massage Device - Standard Version no later than the second quarter of 2016.  However, due to various circumstances, such as the unknown definitive completion date of product sample manufacturing and ongoing evaluations being conducted by the Company regarding our prior marketing efforts, expected product demand, additional customer orders, product manufacturing and rollout schedules, our production commencement schedule may be accelerated or delayed.

Liquidity and Capital Resources

We are an early stage company focused on developing our business in the Healthcare, Environmental Quality, Energy and Real Estate sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors and continue efforts to bring the IFLOR Stimulating Massage Device to market.  As we have commenced only limited operations and have yet to reach full operations, particularly with respect to our principal business objective, the IFLOR Stimulating Massage Device, we have not earned substantial revenues to date other than those revenues generated from a consulting arrangement entered into during the second quarter of 2014.

Net cash (used in) operating activities.  During the nine months ended September 30, 2014, net cash used in operating activities was $(318,745) compared with $(378,203) used in operating activities for the nine months ended September 30, 2013.  The cash flow used in operating activities in the nine months ended September 30, 2014 was primarily the result of net operating losses.  The cash flow used in operating activities in the nine months ended September 30, 2013 was primarily the result of net operating losses.

Net cash (used in) investing activities.  During the nine months ended September 30, 2014, net cash used in investing activities was $(16,030) compared with $(287,546) used in investing activities for the nine months ended September 30, 2013.  The cash flow used in investing activities in the nine months ended September 30, 2014 was primarily the result of expenditures for property and equipment.  The cash flow used in investing activities in the nine months ended September 30, 2013 was primarily the result of equipment purchases related to the IFLOR Stimulating Massage Device - Standard Version design and manufacturing and advances to related parties.

Net cash provided by financing activities.  During the nine months ended September 30, 2014, net cash provided by financing activities was $349,975 compared with $899,164 provided by financing activities for the nine months ended September 30, 2013.  The cash flow provided by financing activities in the nine months ended September 30, 2014 was primarily the result of proceeds received from the sale of Company preferred stock.  The cash flow provided by financing activities in the nine months ended September 30, 2013 was primarily the result of proceeds received from the issuance of Company common stock, partially offset by repayment of advances from stockholders.

As of September 30, 2014, we had cash on hand of $416,923 and current liabilities of $237.

As of September 30, 2014, the Company has commenced limited operations but has yet to reach full operations.  Expenses incurred from February 17, 2004 (date of inception) through September 30, 2014 relate to the Company’s formation and general administrative activities.  In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses throughout 2014 and for the foreseeable future.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.

The report of the Company’s independent registered accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s Form 10-K filed April 15, 2014, contained an emphasis of a matter paragraph stating that certain factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s auditors have not issued a report on the Company’s financial statements for any period after December 31, 2013.  However, during 2014, the Company has entered into a consulting agreement to provide compensated consulting services over the next two years and raised $350,000 in capital from the sale of preferred stock.  As a result of these developments, the Company believes there is no longer a substantial doubt about its ability to continue as a going concern through at least September 30, 2015.

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

Results of Operations

As we are an early stage company, we have commenced only limited operations and have yet to reach full operations; therefore, we have little operations to report at this time. Our main focus has been on the development of our business plan.  Aside from the execution of a consulting agreement during the second quarter of 2014 and a recently executed Product Reseller Agreement pursuant to which we will supply the IFLOR Stimulating Massage Device - Standard Version beginning in January of 2017 (as described above under “Material Transactions”), we have made no sales and all expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company and beginning stages of business activities related to the IFLOR Stimulating Massage Device.

             Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Consulting Revenue.  Consulting revenue increased to $90,000 for the three months ended September 30, 2014, from nil for the three months ended September 30, 2013.  The increase in consulting revenue is primarily related to revenue generated pursuant to an agreement for energy sector consulting services provided by the Company which was executed and the term of which began in June 2014.

General and Administrative Expenses.  General and administrative expenses decreased to $84,636 for the three months ended September 30, 2014, from $122,217 for the three months ended September 30, 2013.  The decrease in general and administrative expenses is primarily related to a decrease in patent fees and decrease in professional fees.

Net Income (loss).  For the three months ended September 30, 2014, we incurred a net loss of $(930) as compared to a net loss of $(122,717) for the three months ended September 30, 2013.  The net loss was primarily a result of expenses incurred without generating sufficient revenue.  The decrease in the net loss was primarily a result of increased revenues from consulting services.

             Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Consulting Revenue.  Consulting revenue increased to $120,000 for the nine months ended September 30, 2014, from nil for the nine months ended September 30, 2013.  The increase in consulting revenue is primarily related to revenue generated pursuant to an agreement for energy sector consulting services provided by the Company which was executed and the term of which began in June 2014.

General and Administrative Expenses.  General and administrative expenses decreased to $379,780 for the nine months ended September 30, 2014 from $388,203 for the nine months ended September 30, 2013.  The decrease in general and administrative expenses is primarily related to a decrease in patent fees and decrease in professional fees.

Net Income (loss).  For the nine months ended September 30, 2014, we incurred a net loss of $(269,839) as compared to a net loss of $(388,203) for the nine months ended September 30, 2013.  The net loss was primarily a result of expenses incurred without generating sufficient revenue.  The decrease in the net loss was primarily a result of increased revenues from consulting services.

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-Q due to limited accounting and reporting personnel and a lack of expertise and segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of full operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

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

Not Applicable.

(c)          Affiliated Purchases of Common Stock.

None.

             Item 3.  Defaults Upon Senior Securities.

None.

             Item 4.  Mine Safety Disclosures.

Not applicable.

             Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Product Reseller Agreement entered into by and between HPIL HEALTHCARE Inc. and World Traditional Fudokan Shotokan Karate-Do Federation on October 9, 2014

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
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

HPIL Holding

Dated November 19, 2014	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: November 19, 2014	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer