Form 10-K
HPIL HOLDING
filed 2015-04-15
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, was $30,909,676.  This value was computed by reference to the price at which the registrant’s common stock was last sold as of June 30, 2014 and excludes the market value of the registrant’s voting and non-voting common stock beneficially owned by directors and executive officers of the registrant.  These determinations and the underlying assumptions should not be deemed to constitute an admission that all directors and executive officers are, in fact, affiliates of the registrant, or that there are no other persons who may be deemed to be affiliates of our company.  Further information concerning shareholdings of our directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding common stock is included in Part III, Item 12 of this Annual Report on Form 10-K.

As of April 15, 2015, the registrant had 57,698,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

HPIL Holding

2014 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2014 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

ITEM 1.	BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to HPIL Holding and its consolidated subsidiaries.

1.

(a)	Business Background and Historical Transactions.

HPIL Holding is an early stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc.  On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada. As part of the merger, we changed our name to Trim Holding Group.

On May 22, 2012, we changed our name to HPIL Holding to more fully reflect our current business operations.

On July 18, 2012, we changed our business plan.  We then began focusing on making investments in companies, whether they are public or private enterprises in differing business sectors, which continues to be a focus of the Company today.  The Company does not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses.  Further, the Company evaluates the acquisition of intellectual properties and technologies for investment, with a particular interest in the healthcare and environmental quality sectors.  Such investments may be made in the United States and worldwide.

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

On November 27, 2012, the Company's wholly owned subsidiary HPIL ART&CULTURE Inc. entered into a Cooperation Agreement with the World Traditional Fudokan Shotokan Karate-Do Federation (“WTFSKF”), a worldwide karate federation, to develop and cooperate to expand potential projects between the parties.  The Cooperation Agreement with WTFSKF expired according to its terms on November 27, 2014; however, the parties continue to follow the terms of the Cooperation Agreement.

On December 4, 2012, the Company's wholly owned subsidiary HPIL ART&CULTURE Inc. entered into a cooperation agreement with Social Art World Ltd., a private company focused on investing in the art sector. The parties will work cooperatively to develop and expand potential projects.  The December 2012 cooperation agreement has since expired according to its terms in December 2014 and has been replaced by a new cooperation agreement on substantially the same terms executed on December 1, 2014.  Mauro Falaschi, who was appointed as a director of the Company in January 2015, is the founder and currently the president, a director and major shareholder of SOCIAL ART WORLD Ltd.

On December 20, 2012, the Company's wholly owned subsidiary HPIL ENERGYTECH Inc. entered into a cooperation agreement with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions.  In accordance with the cooperation agreement, the parties will work cooperatively to develop and expand potential projects.  The December 2012 cooperation agreement has since expired according to its terms in December 2013 and the parties continued working together without an agreement in place until executing a new cooperation agreement on substantially the same terms on October 30, 2014.  The Company’s CFO is also the Chairman of the Board of TrueSkill Energen Pvt. Ltd.

2.

On February 22, 2013, HPIL granted to its wholly owned Subsidiary HPIL HEALTHCARE Inc. an exclusive license to use the patents relating to the “Massage Vibrator for the Relief of Aches and Pain” for the production, use, or sale of the resulting products throughout the world and especially in countries where we have the license to the patents rights.  The name of the initial product utilizing the patents rights is “IFLOR, Stimulating Massage Device”, which the Company has authorized HPIL HEALTHCARE Inc. to develop, industrialize and manufacture.  As of the date of this Annual Report, HPIL continues to own the patents and licenses the use of the patents to HPIL HEALTHCARE Inc.  During 2013, the Company did not record any carrying value for these patents rights.  However, during the fourth quarter of 2014, the Company determined that it was appropriate to assign a nominal value to the patents as an asset of the Company.  Therefore, the Company recorded a carrying value of $1.00 for the patents rights related to the IFLOR Business.

On August 20, 2013, HPIL GLOBALCOM Inc. entered into a cooperation agreement with 2Evolution Studios, a private company focused on investing in the communication sector, through which the parties agreed to work cooperatively to develop and expand potential projects.

On December 20, 2013, HPIL HEALTHCARE Inc. entered into a cooperation agreement with MB Ingenia SRL, a private company focused on investing in the healthcare and environmental sectors, through which the parties agreed to work cooperatively to develop and expand potential projects.  Mr. Louis Bertoli was the President and CEO of MB Ingenia SRL until November 28, 2013, at which time Mr. Louis Bertoli’s brother became President and CEO of MB Ingenia SRL. Mr. Louis Bertoli also serves as an executive officer and director of our Company.

(b)	Significant Business Transactions Overview.

Described in this section (b) are the business transactions entered into by the Company or a Subsidiary of the Company during the three months ended December 31, 2014 that we consider significant.

Product Reseller Agreement with WTFSKF

On October 9, 2014, our wholly owned subsidiary, HPIL HEALTHCARE Inc., entered into a Product Reseller Agreement (the “Product Reseller Agreement”) with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Product Reseller Agreement, beginning in 2017, HPIL HEALTHCARE Inc. will supply its IFLOR Stimulating Massage Device - Standard Version to WTFSKF for resale exclusively at WTFSKF-sanctioned events and through the WTFSKF members and their official affiliates.  The initial term of the Product Reseller Agreement lasts until December 31, 2019, at which time the Agreement will automatically renew for successive three (3) year terms unless and until either party provides notice of non-renewal or terminates the Product Reseller Agreement pursuant to the terms thereof.  Under the Product Reseller Agreement, WTFSKF has committed to order a minimum of one million five hundred thousand (1,500,000) units of the IFLOR Stimulating Massage Device - Standard Version from January 1, 2017 through December 31, 2019 pursuant to annual purchase orders.

Our wholly owned subsidiary, HPIL ART&CULTURE Inc., was the official sponsor of WTFSKF’s 12th European Karate Championship, which was held November 19-23, 2014 in Bucharest, Romania.

The foregoing summaries of the Product Reseller Agreement is not complete and is qualified in its entirety by reference to the complete text of the Product Reseller Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on October 9, 2014.

Consulting Agreement with ECOLOGY TRANSPORT SRL

3.

On December 5, 2014, our wholly owned subsidiary, HPIL GLOBALCOM Inc., entered into a Service and Consulting Agreement (the “ET Consulting Agreement”) with ECOLOGY TRANSPORT SRL, a private company focused on investing in the communication and ecology sectors.  Pursuant to the ET Consulting Agreement, as of December 5, 2014, HPIL GLOBALCOM Inc. began providing to ECOLOGY TRANSPORT SRL certain consulting and other services, as more fully described in the ET Consulting Agreement, for a monthly fee in the amount of $5,000 per month.  The term of the ET Consulting Agreement is two (2) years unless terminated earlier by either party pursuant to the terms and conditions of the ET Consulting Agreement.  The parties terminated the ET Consulting Agreement, effective March 4, 2015, because the parties determined that ECOLOGY TRANSPORT SRL no longer required the services to be delivered thereunder.  The termination was mutual and without recourse or the incurrence of penalty by either party thereto.  The foregoing summary of the ET Consulting Agreement is not complete and is qualified in its entirety by reference to the complete text of the ET Consulting Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on December 9, 2014.

Amendment Agreement to Stock Purchase Agreement

On December 15, 2014, the Company entered into an Amendment Agreement (the “Amendment”) with an accredited investor (“Investor”) amending a Stock Purchase Agreement (the “SPA”) entered into by the Company and Investor on June 12, 2014.  Pursuant to the SPA, the Company sold the Investor Fifty Thousand (50,000) shares of Convertible Preferred Stock Series 1 Class P-2 of the Seller (the “Preferred Shares”) for a total purchase price of Three Hundred Fifty Thousand Dollars ($350,000).  The Amendment adjusted the purchase price set forth in the SPA upward by the amount of Sixty-Six Thousand Dollars ($66,000), to a total purchase price of Four Hundred Sixteen Thousand Dollars ($416,000).  The Company has received the additional Sixty-Six Thousand Dollars ($66,000) of the purchase price from the Investor.  No additional Shares were issued as a result of the Amendment.

The description of the SPA and Amendment above is qualified in its entirety by reference to the SPA, which was filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 17, 2014, and by reference to the Amendment, which was filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 16, 2014.

Brand License Agreement with WTFSKF

On December 29, 2014, the Company, entered into a Brand License Agreement (the “Brand License Agreement”) with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to HPIL an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and certain sporting goods) bearing the Marks (the “Products”).

Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, HPIL will pay to WTFSKF an ongoing license fee equal to five percent (5%) of the revenues from sales of the Products (the “License Fee”).  Additionally, HPIL issued to WTFSKF Seven Hundred Fifty Two Thousand (752,000) shares of treasury common stock of HPIL (the “Shares”; the Shares and the License Fee are collectively referred to as the “License Consideration”) in accordance with the Brand License Agreement.

WTFSKF has agreed to provide to HPIL annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”).  The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage.  Additionally, pursuant to the Brand License Agreement, HPIL may require WTFSKF to either return the Shares or pay to HPIL the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if HPIL terminates the Brand License Agreement as a result of such deviations within the first fifty-two (52) months after the execution of the Brand License Agreement.  The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive twenty-five (25) year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement pursuant to the terms of the thereof.

Our wholly owned subsidiary, HPIL ART&CULTURE Inc., was the official sponsor of WTFSKF’s 12th European Karate Championship, which was held November 19-23, 2014 in Bucharest, Romania.

The foregoing summaries of the Brand License Agreement is not complete and is qualified in its entirety by reference to the complete text of the Brand License Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on December 30, 2014.

4.

Cooperation Agreements

On October 30, 2014, our wholly owned subsidiary, HPIL ENERGYTECH Inc., entered into a Cooperation Agreement (the “TrueSkill Agreement”) with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions.  Under the TrueSkill Agreement, the parties will work cooperatively to develop and expand potential projects.  The parties have worked together since December of 2012, previously under an agreement similar to the current TrueSkill Agreement.  The prior agreement expired according to its terms in December of 2013 and the parties continued working together without an agreement in place until executing the current TrueSkill Agreement.  The foregoing summary of the TrueSkill Agreement is not complete and is qualified in its entirety by reference to the complete text of the TrueSkill Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on November 4, 2014.

On November 10, 2014, HPIL ENERGYTECH Inc. entered into a Cooperation Agreement (the “ECOVAL Agreement”) with ECOVAL & CO. SRL, a private company focused on investing in the energy sector.  Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand potential projects.  The foregoing summary of the ECOVAL Agreement is not complete and is qualified in its entirety by reference to the complete text of the ECOVAL Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on November 12, 2014.

On December 1, 2014, our wholly owned subsidiary, HPIL ART&CULTURE Inc., entered into a Cooperation Agreement (the “SAW Agreement”) with SOCIAL ART WORLD Ltd., a private limited company focused on investing in the art and culture sectors.  Under the SAW Agreement, the parties agreed to work cooperatively to develop and expand potential projects.  The parties have worked together since December 4, 2012 under an agreement similar to the current SAW Agreement. The prior agreement expired according to its terms on December 4, 2014, with the current SAW Agreement executed to replace the expired agreement.  Mauro Falaschi, who was appointed as a director of the Company in January 2015, is the founder and currently the president, a director and major shareholder of SOCIAL ART WORLD Ltd.  The foregoing summary of the SAW Agreement is not complete and is qualified in its entirety by reference to the complete text of the SAW Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on December 1, 2014.

(c)	Business of Issuer.

We have continued to pursue our business plan of making investments in companies, as more particularly described in subsection (a) above, and expect that we will continue on that business plan for the foreseeable future.  Also, the Company will continue to concentrate on the development of the IFLOR Business line to produce the IFLOR Stimulating Massage Device through our subsidiary, HPIL HEALTHCARE Inc.  We are currently in the advanced planning stages of our marketing efforts and hope to continue generating interest in the IFLOR Stimulating Massage Device through existing strategic cooperation agreements and other consumer outreach and feedback.  Design and initial molding of the IFLOR Stimulating Massage Device - Standard Version is now complete and we have engaged an initial manufacturer to make product samples related to both the Product Reseller Agreement with WTFSKF and for further marketing and testing purposes.

5.

Pursuant to the recently executed Product Reseller Agreement with WTFSKF, we will supply a total of 1,500,000 units of the IFLOR Stimulating Massage Device - Standard Version over a three (3) year period beginning in January of 2017 (as described above under section (b)).  To meet the initial orders expected under the Product Reseller Agreement, we believe it will be necessary to commence production of the IFLOR Stimulating Massage Device - Standard Version no later than the second quarter of 2016.  Over the next approximately nine (9) months, we plan to finalize the IFLOR Stimulating Massage Device - Standard Version model and related graphic design and packaging that will be sold under the Product Reseller Agreement and present samples to the purchaser for final approval prior to manufacturing.

Despite the execution of the Product Reseller Agreement, we have continued through 2014 and intend to continue throughout 2015 to develop potential customer relationships and anticipate pursuing additional potential customer orders for the IFLOR Stimulating Massage Device.  In addition, we continue our evaluations of the results of our past marketing efforts, anticipated demand for the IFLOR Stimulating Massage Device and strategic production efficiencies to meet projected demand.  We plan to continue these evaluations in 2015 parallel with continuing to finalize production details related to the Product Reseller Agreement.  Based on early indications of these evaluations and the expected orders pursuant to the Product Reseller Agreement, we continue to develop an estimation of our target production needs for the IFLOR Stimulating Massage Device.  As of the date of this Annual Report, our production capacity remains insufficient to meet the currently anticipated target production needs related to the Product Reseller Agreement and otherwise expected.  We plan to continue developing our production plans accordingly during 2015, including the potential engagement of additional manufacturers, evaluation of potential first party manufacturing capabilities, and the production of additional molds to increase production capacity in line with projected needs.

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

•        Changes in the current business plan, as set forth above, based on our current strategic market studies and evaluations or other currently unknown factors; or

•        Other factors that may affect our ability to reach necessary production capacity in an efficient manner, including, without limitation, acts of God, changes in labor laws, work stoppages, or inability to engage additional manufactures on satisfactory terms.

Based on the Product Reseller Agreement, we currently expect to commence operations with respect to production of the IFLOR Stimulating Massage Device - Standard Version no later than the second quarter of 2016.  Additionally, during December 2014, the Company began study and development of the IFLOR Device - Plus Version, and we expect to begin design, molding, product samples and packaging mock ups for marketing testing during 2015.  However, due to various circumstances, such as the unknown definitive completion date of product sample manufacturing and ongoing evaluations being conducted by the Company regarding our prior marketing efforts, expected product demand, additional customer orders, product manufacturing and rollout schedules, our production commencement schedule may be accelerated or delayed.

As a result of the recently executed Brand License Agreement, we acquired the exclusive rights to commercially use the WTFSKF Marks in the production and sale of various Products throughout the world beginning in 2018 (as described above under section (b)).  We believe the Brand License Agreement provides us with an opportunity to access a revenue stream that is diversified, but complimentary to, that expected to be derived in relation to the Product Reseller Agreement.

6.

While we are still in the conceptual stages of the line of business that may be developed under the Brand License Agreement, throughout the next approximately thirty (30) months we intend to take steps necessary to bring the Product to market in a timely fashion, chiefly among them:

•        Evaluate market demand for the Product, not only among WTFSKF members and fans, but possibly even beyond, and create marketing and sales strategies around the Product to reach our target consumer groups based on these evaluations;

•        Evaluate and engage designers to develop Product concepts and designs consistent with the target consumer; and

•        Evaluate manufacturing and supply chain options to efficiently bring branded Product to various markets throughout the world.

Our ability to develop a successful line of business with respect to the Brand License Agreement and related Products may be adversely affected by a number of factors, some of which may include:

•        Our inability to adequately or accurately generate or measure demand in the market for the Products;

•        Our inability to create or execute effective marketing and sales strategies around the Product to reach consumers and/or generate interest in and orders for the Product;

•        Our inability to engage designers or develop Product concepts that are economical and appeal to the consumer;

•        Our inability to achieve efficient manufacturing, supply chain, and/or distribution channels;

•        Changes in the current business plan, as set forth above, based on our strategic market studies and evaluations or other currently unknown factors; or

•        Other factors that may affect our ability to reach necessary production, supply, and/or distribution capacity in an efficient manner, including, without limitation, acts of God, changes in labor laws, work stoppages, or inability to engage the necessary business partners on satisfactory terms.

During 2014, we entered into two (2) consulting agreements and commenced delivery of services under both.  We have since terminated both of the consulting agreements.  While the consulting agreements generated monthly revenue of $35,000, consulting is an ancillary line of our business, and the termination of the agreements will allow us to focus our full energy and effort on continuing to develop our core business lines, including the IFLOR and the WTFSKF-branded Products business lines.

Employees

We have commenced only limited operations; therefore, we have no full-time employees.  Our officers, Louis Bertoli and Nitin Amersey, and our directors, Louis Bertoli, Nitin Amersey, John B. Mitchell, John Dunlap, III, and Mauro Falaschi provide services to us on an as-needed basis.  When we commence full operations, we will need to hire full-time management and administrative support staff.

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

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at SEC website.

7.

ITEM 1A.	RISK FACTORS

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not currently lease or own any real property.  We currently maintain our corporate offices at 7075 Gratiot Road, Suite One, Saginaw, Michigan 48609, a space provided by Amersey Investments LLC., a related party.  We pay a monthly fee of $5,000 per month to Amersey Investments LLC for the use of the space and additional consulting services provided by Amersey Investments LLC.  There is no lease or other written agreement associated with the use of this space.

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

Market Information

Before we effectuated the merger on October 7, 2009 (as described herein in the Business Background Section), we traded on the OTC Bulletin Board under the name TNT Designs, Inc. and trade symbol “TNTD”.  After the merger and change in name and business the Company traded on the OTC Bulletin Board under the trade symbol “TRHG”.  On February 23, 2010, TRHG was delisted from the OTC Bulletin Board due to non-timely filings of periodic reports and was subsequently quoted on the Pink Sheets.  Since the Company name change on May 22, 2012 (as described herein in the Business Background Section), our Common Stock trades on the OTC Bulletin Board (OTCQB) under the symbol “HPIL.”  Because we have been operating under our new trade symbol for a short duration of time and have only commenced limited operations of our new business and have generated limited revenue from the new business, there has been limited market activity up to this point in time.  The following table sets forth, for the periods indicated, the high and low bid information for our Common Stock as determined from sporadic quotations on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2014	High	Low
First Quarter	$8.17	$6.90
Second Quarter	$8.58	$7.20
Third Quarter	$9.23	$8.51
Fourth Quarter	$9.25	$9.05

Security Holders

As of April 15, 2015, there were 57,698,000 common shares outstanding which were held by approximately 422 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain all of our future earnings to finance the growth and development of our business.

Transfer Agent

Bay City Transfer Agency and Registrar, Inc. is currently serving as our transfer agent.

Common Stock

We are authorized to issue 400,000,000 shares of common stock with a par value of $0.0001, of which 57,698,000  shares are issued and outstanding as of April 15, 2015.  Each holder of our shares of our common stock is entitled to one (1) vote per share on all matters to be voted upon by the stockholders, including the election of directors.  The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights.  There is no provision in our Articles of Incorporation or By-laws that would delay, defer or prevent a change in control of our Company.

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock. We have designated 25,000,000 shares of our preferred stock as Series 1, Class P-1 stock with a par value of $8.75 per share. We have designated 75,000,000 shares of Series 1, Class P-2 stock with a par value of $7.00 per share.

8.

There are no shares of preferred stock (as defined herein) issued and outstanding as of April 15, 2015.

Each Series 1, Class P-1 share has voting rights equivalent to 100 shares of common stock and is convertible into 1.25 shares of common stock at the discretion of its holder.  Each Series 1, Class P-2 share has voting rights equivalent to 1 share of common stock and is convertible into one share of common stock at the discretion of its holder.

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

Recent Sales of Unregistered Securities

On December 15, 2014, the Company entered into an Amendment Agreement (the “Amendment”) with an accredited investor (“Investor”) amending a Stock Purchase Agreement (the “SPA”) entered into by the Company and Investor on June 12, 2014.  Pursuant to the SPA, the Company sold the Investor Fifty Thousand (50,000) shares of Convertible Preferred Stock Series 1 Class P-2 of the Company (the “Preferred Shares”) for a total purchase price of Three Hundred Fifty Thousand Dollars ($350,000).  The Amendment adjusted the purchase price set forth in the SPA upward by the amount of Sixty-Six Thousand Dollars ($66,000), to a total purchase price of Four Hundred Sixteen Thousand Dollars ($416,000).  The Company has received the additional Sixty-Six Thousand Dollars ($66,000) of the purchase price from the Investor.  No additional Shares were issued as a result of the Amendment.  During 2014, the Preferred Shares were converted into Fifty Thousand (50,000) share of common stock of the Company in accordance with the conversion rights of the Convertible Preferred Stock Series 1 Class P-2.

On December 29, 2014, the Company, entered into a Brand License Agreement (the “Brand License Agreement”) with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to HPIL an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and certain sporting goods) bearing the Marks.  Pursuant to the Brand License Agreement, in partial consideration for the License, HPIL issued to WTFSKF Seven Hundred Fifty Two Thousand (752,000) shares of treasury common stock of HPIL on December 30, 2014.  The Brand License Agreement is described in fuller detail in Item 1, section (b) above.

The transactions described above were exempt from registration pursuant to Section 4(2) and Rule 903 of Regulation S of the Securities Act of 1933, as amended.

9.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources.

We are an early stage company focused on developing our business in the Healthcare, Environmental Quality, Energy and Real Estate sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors, continue efforts to bring the IFLOR Stimulating Massage Device to market and begin market and design evaluations of the Products related to the Brand License Agreement (as discussed in Item 1, sections (b) and (c) above).  As we have commenced only limited operations and have yet to reach full operations, particularly with respect to our principal business objectives, the IFLOR Stimulating Massage Device and the Products related to the Brand License Agreement, we have not earned substantial revenues to date other than those revenues generated from two (2) consulting arrangements entered into during 2014, both of which were recently terminated.

Net cash used in operating activities.  During the fiscal year ended December 31, 2014, net cash used in operating activities was $(393,693) compared with $(604,701) used in operating activities for the fiscal year ended December 31, 2013.  The cash flow used in operating activities in the fiscal year ended December 31, 2014, was primarily the result of incurred operating expenses.  The cash flow used in operating activities in the fiscal year ended December 31, 2013, was primarily the result of incurred operating expenses.

Net cash provided by investing activities.  During the fiscal year ended December 31, 2014, net cash provided by investing activities was $21,064 compared with $(474,973) used in investing activities for the fiscal year ended December 31, 2013.  The cash flow provided by investing activities in the fiscal year ended December 31, 2014, was primarily the result of repayment of advances to related party, partially offset by expenditures for property and equipment.  The cash flow used in investing activities in the fiscal year ended December 31, 2013, was primarily the result of advances to related parties.

Net cash provided by financing activities.  During the fiscal year ended December 31, 2014, net cash provided by financing activities was $415,975 compared with $1,263,351 provided by financing activities for the fiscal year ended December 31, 2013.  The cash flow provided by financing activities in the fiscal year ended December 31, 2014, was primarily attributable to proceeds from issuance of preferred stock, which was converted to common stock on November 20, 2014.  The cash flow provided by financing activities in the fiscal year ended December 31, 2013, was primarily derived from proceeds from the issuance of common stock.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future.  Expenses incurred from February 17, 2004, (date of inception) through December 31, 2014, relate primarily to the Company’s formation and general administrative activities.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the report of the Company's independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended December 31, 2014 and 2013 contained an emphasis of a matter paragraph stating this uncertainty.

During 2014, the Company entered into two (2) consulting agreements that provided a revenue stream of $35,000 per month.  The consulting agreements have since been mutually terminated by the Company and the counterparties thereto due to lack of ongoing need for the consulting services that were to be rendered under the agreements, allowing the Company to focus our full energy and effort on continuing to develop our core business lines.  Also during 2014, we entered into two (2) long term agreements with WTFSKF  that we expect will begin generating revenue during 2017 and 2018: the Product Reseller Agreement and the Brand License Agreement (each discussed in Item 1, sections (b) above).  In addition, during 2014 the Company raised $416,000 in capital from the sale of preferred stock.  The Company has positive working capital of $418,655  as of December 31, 2014.

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

10.

(b)	Results of operations.

As we are an early stage company, we have commenced only limited operations and have yet to reach full operations; therefore, we have little operations to report at this time.  Our main focus has been on the development of our business plan.  Aside from the execution of the two (2) consulting agreements during 2014 and recently entering into the Product Reseller Agreement, pursuant to which we will supply the IFLOR Stimulating Massage Device - Standard Version beginning in January of 2017 (as described above under “Significant Business Transactions Overview”), and the Brand License Agreement, pursuant to which we have acquired a license to use certain Marks of WTFSKF for commercial sales of certain Product (clothing, accessories and certain sporting goods) beginning in January of 2018 (as described above under “Significant Business Transactions Overview”), we have made no sales and all expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company and beginning stages of business activities related to the IFLOR Business.

Comparison of Fiscal Year Ended December 31, 2014 to Fiscal Year Ended December 31, 2013

Consulting Revenue.  Consulting revenue increased to $215,000  for the fiscal year ended December 31, 2014, from nil for the fiscal year ended December 31, 2013.  The increase in consulting revenue is primarily related to revenue generated pursuant to two (2) agreements for consulting services provided by the Company which were executed and the term of which began in 2014.

General and Administrative Expenses.  General and administrative expenses decreased to $585,907  for the fiscal year ended December 31, 2014, from $663,901 for the fiscal year ended December 31, 2013.  The decrease in general and administrative expenses is primarily related to lower patent fees, lower travel expenses, and lower professional fees.

Equity Losses in Unconsolidated Affiliate.  Equity losses in unconsolidated affiliate decreased to $19,682 for the fiscal year ended December 31, 2014, from $261,885 for the fiscal year ended December 31, 2013.  The decrease in equity losses in unconsolidated affiliate is primarily related to the size of the initial impairment charge recorded for the fiscal year ended December 31, 2013, when it was confirmed that the planned business activities of the subject affiliate would take longer than expected to occur.  The equity losses in unconsolidated affiliate recorded for the fiscal year ended December 31, 2014 represents the Company’s proportionate shares of the affiliate’s losses for 2014.

Net Loss.  For the fiscal year ended December 31, 2014, we incurred a net loss of $(390,589)  as compared to a net loss of $(925,786) for the fiscal year ended December 31, 2013.  The net loss for the fiscal year ended December 31, 2014 was primarily a result of operating expenses partially set off by an increase in consulting revenues and decrease in the equity losses in unconsolidated affiliate.

(c)	Off-balance sheet arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

(d)	Inflation.

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

            11.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HPIL Holding and Subsidiaries

We have audited the accompanying consolidated balance sheets of HPIL Holding and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HPIL Holding and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant cumulative operating losses, limited revenue and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

Farmington Hills, Michigan

April 15, 2015

                    12.

HPIL Holding and Subsidiaries
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$445,069	$401,723
Prepaid expenses	17,221	-
Total current assets	462,290	401,723

Property and Equipment	299,765	212,668
Investment in affiliate	15,933	35,615
Brand License	6,805,600	-
Patents	1	-
Advances to related parties	241,746	349,909
Total other assets	7,363,045	598,192

Total assets	$7,825,335	$999,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$43,635	$49,201
Total current liabilities	43,635	49,201

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; nil issued and outstanding
at December 31, 2014, and December 31, 2013.	-	-
Preferred stock, series 1, class P-2 par value $7.00;
75,000,000 shares authorized; nil issued and outstanding
at December 31, 2014 and December 31, 2013.	-	-
Common stock par value $0.0001; 400,000,000 shares authorized;
57,698,000 and 56,896,000 issued and outstanding
at December 31, 2014 and December 31, 2013, respectively.	5,770	5,690
Additional paid-in capital	10,314,563	3,027,068
Accumulated deficit	(2,538,633)	(2,082,044)
Total Stockholders’ Equity	7,781,700	950,714

Total Liabilities and Stockholders' Equity	$7,825,335	$999,915

The accompanying notes are an integral part of these consolidated financial statements.

                     13.

HPIL Holding and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Consulting revenue	$215,000	$-
Cost of revenue	-	-
Gross profit	215,000	-

Expenses:
General and administrative	585,907	663,901

Equity losses in unconsolidated affiliate	19,682	261,885
Total expenses	605,589	925,786

Net Loss	(390,589)	(925,786)

Preferred dividend from beneficial conversion feature	66,000	-

Net loss available to common shareholders	$(456,589)	$(925,786)

Weighted average number of common shares
Outstanding - Basic and diluted	56,905,874	56,738,075

Loss per weighted average number of common shares
Outstanding - Basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

                          14.

HPIL Holding
STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Preferred Stock				Additional		Total
	Series 1, Class P-1		Series 1, Class P-2		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance as of December 31, 2012	-	$-	-	$-	56,655,000	$5,666	$1,686,242	$(1,156,258)	$535,650

Sale common stock, private placement,
at $5.10 per share (March 7, 2013)	-	-	-	-	16,000	2	81,598	-	81,600

Sale common stock, private placement,
at $5.45 per share (August 2, 2013)	-	-	-	-	165,000	16	899,234	-	899,250

Sale common stock, private placement,
at $6.00 per share (November 27, 2013)	-	-	-	-	60,000	6	359,994		360,000

Net Loss for 2013	-	-	-	-	-	-	-	(925,786)	(925,786)
Balance as of December 31, 2013	-	$-	-	$-	56,896,000	$5,690	$3,027,068	$(2,082,044)	$950,714

Sale preferred stock, private placement,
at $7.00 per share (June 12, 2014)	-	-	50,000	350,000	-	-	(25)	-	349,975

Beneficial conversion feature
convertible preferred stock (June 12, 2014)	-	-	-	-	-	-	66,000	(66,000)	-

Additional proceeds for sale
preferred stock (June 12, 2014)	-	-	-	66,000	-	-	-	-	66,000

Conversion preferred stock
into common stock (November 20, 2015)	-	-	(50,000)	(416,000)	50,000	5	415,995	-	-

Issuance common stock, brand license
(December 29, 2014)	-	-	-	-	752,000	75	6,805,525	-	6,805,600

Net Loss for 2014	-	-	-	-	-	-	-	(390,589)	(390,589)
Balance as of December 31, 2014	-	$-	-	$-	57,698,000	$5,770	$10,314,563	$(2,538,633)	$7,781,700

The accompanying notes are an integral part of these consolidated financial statements.

                           15.

HPIL Holding and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(390,589)	$(925,786)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	19,682	261,885
Adjustments for changes in working capital:
Prepaid expenses	(17,221)	10,000
Accounts payable and accrued expenses	(5,565)	49,200
NET CASH USED IN OPERATING ACTIVITIES	(393,693)	(604,701)

INVESTING ACTIVITIES:
Repayment from related parties	108,162	(349,909)
Expenditures for property and equipment:	(87,098)	(125,064)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	21,064	(474,973)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,340,851
Net repayments to stockholder	-	(77,500)
Proceeds from issuance of preferred stock	415,975	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	415,975	1,263,351

NET INCREASE IN CASH	43,346	183,677

CASH - BEGINNING OF YEAR	401,723	218,046

CASH - END OF YEAR	$445,069	$401,723

The accompanying notes are an integral part of these consolidated financial statements.

                               16.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

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

On May 21, 2012, the Company changed its name to HPIL Holding.

As of December 31, 2014, the Company has yet to commence substantial operations. Expenses incurred from February 17, 2004 (date of inception) through December 31, 2014 relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2015. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the report of the Company's independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended December 31, 2014 and 2013 contained an emphasis of a matter paragraph stating this uncertainty. During 2014, the Company entered into two (2) consulting agreements to provide consulting services generating $35,000 monthly revenue; however, we have since terminated these agreements to focus on our core business objectives.  Moreover, during 2014 we raised over $400,000 in capital from the sale of preferred stock.  The Company will continue targeting sources of additional financing to provide continuation of its operations, and the Company’s majority stockholder has indicated his ability to provide financial support to the Company, should it be necessary.

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

  17.

A concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product, the IFLOR Stimulating Massage Device (the “IFLOR Device”), through our subsidiary, HPIL HEALTHCARE Inc.  We are in the planning stages of our marketing efforts and hope to generate interest in the product through existing strategic cooperation agreements and other consumer outreach and feedback.  The Company began design and molding of the IFLOR Device - Standard Version during 2013, and we are in the process to complete production of IFLOR Device - Standard Version samples and packaging mock ups in connection with the Product Reseller Agreement (as defined in the Note 9). During December 2014, the Company began study and development of the IFLOR Device - Plus Version, and we expect to begin design, molding, product samples and packaging mock ups for marketing testing during 2015. Due to various circumstances, such as the unknown definitive completion date of product sample manufacturing and ongoing evaluations being conducted by the Company regarding our prior marketing efforts, expected product demand, product manufacturing and rollout schedules, we cannot currently determine with confidence when we expect to commence operations with respect to production of the IFLOR Device.

Basis of Presentation

The accompanying Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

As of December 31, 2014, none of the above subsidiaries have reached full operations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Investment in Unconsolidated Affiliate

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity. The cost method of accounting is used when the Company does not exercise significant management influence, generally when HPIL has an ownership interest of less than 20%. The Company’s 32% investment in Haesler Real Estate Management SA (“HREM”) is accounted for under the equity method of accounting. As of December 31, 2014, the carrying amount of the investment is equal to the Company’s equity interest of the carrying amount of the net assets of HREM.

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

                   18.

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

As of December 31, 2014 and December 31, 2013, there were no amounts that are required to be accrued in respect to uncertain tax positions.

The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  None of the Company’s tax returns have yet been filed, and once filed, will be subject to examination by the IRS for up to three years after they are filed, and up to four years for the respective states.

Property and Equipment

The Company’s property and equipment consists of molds and designs not yet being used in operations at December 31, 2014.  Once placed into operations, the Company will depreciate these assets over their estimated useful lives, expected to range between 5 and 10 years.  For the years ended December 31, 2014 and 2013, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

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

Intangible Assets

The Company entered into a brand license agreement (the “Brand License Agreement”) with World Traditional Fudokan Shotokan Karate-Do Federation (the “WTFSKF”), a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks (see Notes 3 and 8 for further discussion of the Brand License Agreement). The Company will amortize the License over the contractual life of the asset of 25 years. No amortization has been recognized as of December 31, 2014, as the Brand License Agreement does not commence until 2018.

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

19.

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities

During the years ended December 31, 2014 and 2013, the Company had the following non-cash transactions:

	2014	2013
Issuance of 752,000 shares of common stock for Brand License	$6,805,600	$-

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.  None of the other recently issued accounting pronouncements are expected to significantly affect the Company.

Revenue Recognition

Revenue is recognized when persuasive evidence that an arrangement or contract exists, delivery has occurred, the service provider’s fees are fixed and determinable, and collectability is probable or certain.  Revenue is recognized for services as rendered.

NOTE 3 – CAPITAL STOCK

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

On April 12, 2013, we executed a Closing Agreement with GIOTOS to reduce the purchase price to $12,500,000, and to effect the share adjustment and return 50,000,000 shares to the Company.  As both entities are majority owned and controlled by Mr. Bertoli, assets acquired in transactions between entities under common control should be recorded at the current carrying value of the seller. Increasing the carrying value of the assets acquired to estimated fair value is not permitted under these circumstances. Based on the foregoing, the Company did not record any carrying value for the acquired patents rights related to the IFLOR Business during 2013. Accordingly, the difference between the transaction price and the value of the assets recorded has been recorded in equity as a capital transaction whereby the 50,000,000 shares issued as consideration were recorded to common stock at par value with the offset recorded to additional paid-in capital.  During the fourth quarter of 2014, the Company determined that it was appropriate to assign a nominal value to the patents as an asset of the Company.  Therefore, the Company recorded a carrying value of $1.00 for the patents rights related to the IFLOR Business.

20.

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

On June 12, 2014, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which Company agreed to sell and investor agreed to purchase 50,000 shares of Convertible Preferred Stock Series 1 Class P-2 of the Company at the par value of $7.00 each for a total purchase price of $350,000.  On June 24, 2014, the Company issued the shares to the investor in exchange for the purchase price.  As provided in the articles of incorporation of the Company, the holders of the Convertible Preferred Stock Series 1 Class P-2 may convert, at any time, their preferred stock in whole or part, into shares of Common Stock. Each one (1) share of Preferred Stock Series 1 Class P-2 is convertible into one (1) share of Common Stock. This beneficial conversion feature (“BCF”) has an intrinsic value at the issuance date of $66,000, and is recorded as a preferred dividend to the preferred stockholder. On December 15, 2014, the Company entered into an Amendment Agreement with an accredited investor amending the Stock Purchase Agreement entered into by the Company and Investor on June 12, 2014.  The Amendment Agreement adjusted the purchase price set forth in the Stock Purchase Agreement upward by the amount of $66,000, to a total purchase price of $416,000.  The Company has received the additional $66,000 of the purchase price from the Investor.  No additional shares were issued as a result of the Amendment Agreement. During 2014, the Preferred Shares were converted into 50,000 share of common stock of the Company in accordance with the conversion rights of the Convertible Preferred Stock Series 1 Class P-2.

On December 29, 2014, the Company, entered into a Brand License Agreement with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to HPIL an exclusive, worldwide, transferrable license to use certain logos, names, and marks of WTFSKF  and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks.  Pursuant to the Brand License Agreement the Company will pay WTFSKF a license fee equal to 5% of the net selling price for the licensed products sold in accordance with the Brand License Agreement, and in addition as a partial consideration for the License, HPIL issued to WTFSKF 752,000 shares of treasury common stock of HPIL on December 30, 2014 (see Note 8 for further discussion of the Brand License Agreement).

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2012, the Company, in agreement with the Company’s majority stockholder, cancelled its 22,000 shares of Preferred Stock Series 1 Class P-1 outstanding in exchange for a note payable of $192,500.  The note was non-interest bearing and was repaid during the year ended December 31, 2013.  During the year ended December 31, 2013, the stockholder made additional advances to the Company under the same terms, which advances were repaid during the year ended December 31, 2013.  The Company has $Nil payable to this stockholder as of December 31, 2014 and 2013.

The Company’s wholly owned subsidiary HPIL HEALTHCARE Inc. uses the service of MB Ingenia SRL (“MB Ingenia”) for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made property, equipment purchases from MB Ingenia totaling $87,097 for the year ended December 31, 2014, and $125,063 for the year ended December 31, 2013. Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of our Company.

The Company had advances receivable from MB Ingenia of $241,746 and $132,909 as of December 31, 2014 and 2013, respectively, for the production of the IFLOR Stimulating Massage Device - Standard Version units.  These advances will be settled upon delivery of the IFLOR Device – Standard Version units.

The Company uses MB Ingenia for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli.  For the twelve months ended December 31, 2014 and 2013, the Company incurred expenses of $48,431  and $49,097, respectively, in relation to these services.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC (“Amersey”), a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Amersey will continue to provide office space, office identity and assist the Company with corporate, financial, administrative and management records. For the twelve months ended December 31, 2014 and 2013, the Company incurred expenses of $60,000  and $63,020, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the years ended December 31, 2014 and 2013, the Company incurred expenses of $12,494 and $5,806, respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC, for Edgar filings and consulting services.  Mr. Amersey is a control person in Freeland Venture Resources LLC. For the years ended December 31, 2014 and 2013, the Company incurred expenses of $13,045 and $13,170, respectively, in relation to these services.

The Company uses the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases and consulting services.  Cheerful is owned by Mr. Amersey’s children. For the years ended December 31, 2014 and 2013, the Company incurred expenses of $10,355 and $11,505, respectively, in relation to these services.

The Company’s wholly owned subsidiary, HPIL ART&CULTURE Inc., was the official sponsor of WTFSKF’s 12th European Karate Championship, which was held November 19-23, 2014 in Bucharest, Romania. The total amount paid for this sponsorship was $51,059 for the year December 31, 2014

                           21.

.

NOTE 5 – INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2014	2013
Income Taxes at the Statutory Rate	$(132,800)	$(314,800)
State and City Income Taxes	33,800	(26,100)
Change in Valuation Allowance	99,000	340,900
Total Income Tax	-	-

The following presents the components of the Company total income tax provision:

	2014	2013
Current Expense	$-	$-
Deferred Benefit	(99,000)	(340,900)
Change in Valuation Allowance	99,000	340,900
Total	-	-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company deferred tax assets and liabilities for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Net Operating Losses	$890,200	$791,200
Valuation Allowance	(890,200)	(791,200)
Total	-	-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception. At December 31, 2014, the Company has deferred operating loss carry forwards totaling $2,342,584 that may be used to reduce future taxable income. The start-up expenses will begin to be amortized when the Company commences operations, and written off over a fifteen year period.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

Level 1 - Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

The following table summarizes this asset measured at fair value on a nonrecurring basis:

	Level 1	Level 2	Level 3	Carrying Value at December 31, 2013
Investment in affiliate company			$ 15,933	$ 15,933

22.

NOTE 7 – IMPAIRMENT CHARGE

During the year ended December 31, 2013, we recorded an impairment charge of $261,885 to adjust the carrying amount of our investment in our unconsolidated affiliate, because of a lack of activity and execution of the business plan within the affiliate company’s operations. During the fourth quarter of 2013, it was confirmed that the planned business activities will take longer than expected to commence, thus a write-down in this investment was deemed appropriate.

NOTE 8 – BRAND LICENSE

On December 29, 2014, the Company, entered into a Brand License Agreement with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to HPIL the License to use the Marks of WTFSKF and manufacture and sell the Products bearing the Marks. Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, HPIL will pay to WTFSKF an ongoing the License Fee. Additionally, HPIL issued to WTFSKF 752,000 shares of treasury common stock of HPIL in accordance with the Brand License Agreement. WTFSKF has agreed to provide to HPIL annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”).  The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage.  Additionally, pursuant to the Brand License Agreement, HPIL may require WTFSKF to either return the Shares or pay to HPIL the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if HPIL terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement.  The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement. The Brand License totaling $6,805,600 is recorded based on the value of the stock issued on the Balance Sheet as of December 31, 2014, and will be amortized over the life of the license agreement of 25 years.

NOTE 9 – OTHER INFORMATION

On June 10, 2014, our wholly owned subsidiary, HPIL ENERGYTECH Inc., entered into a Service and Consulting Agreement (the “O.R.C. Consulting Agreement”) with O.R.C. SRL, a private company focused on investing in the energy sector.  Pursuant to the O.R.C. Consulting Agreement, HPIL ENERGYTECH Inc. began providing to O.R.C. SRL certain consulting and other services on June 10, 2014, for a monthly fee in the amount of $30,000 per month.  The term of the O.R.C. Consulting Agreement is two (2) years unless terminated earlier by either party pursuant to the terms and conditions of the O.R.C. Consulting Agreement.

On October 9, 2014, our wholly owned subsidiary, HPIL HEALTHCARE Inc., entered into a Product Reseller Agreement (the “Product Reseller Agreement”) with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Product Reseller Agreement, beginning in 2017, HPIL HEALTHCARE Inc. will supply its IFLOR Stimulating Massage Device - Standard Version to WTFSKF for resale exclusively at WTFSKF-sanctioned events and through the WTFSKF members and their official affiliates.  The initial term of the Product Reseller Agreement lasts until December 31, 2019, at which time the Agreement will automatically renew for 3 year terms unless and until either party provides notice of non-renewal or terminates the Product Reseller Agreement pursuant to the terms thereof.  Under the Product Reseller Agreement, WTFSKF has committed to order a minimum of 1,500,000 units of the IFLOR Stimulating Massage Device - Standard Version from January 1, 2017 through December 31, 2019 pursuant to annual purchase orders. Our wholly owned subsidiary, HPIL ART&CULTURE Inc., was the official sponsor of WTFSKF’s 12th European Karate Championship, which was held November 19-23, 2014 in Bucharest, Romania.

On December 5, 2014, our wholly owned subsidiary, HPIL GLOBALCOM Inc., entered into a Service and Consulting Agreement (the “ET Consulting Agreement”) with ECOLOGY TRANSPORT SRL, a private company focused on investing in the communication and ecology sectors.  Pursuant to the ET Consulting Agreement, HPIL GLOBALCOM Inc. began providing to ECOLOGY TRANSPORT SRL certain consulting and other services on December 5, 2014, for a monthly fee in the amount of $5,000 per month.  The term of the ET Consulting Agreement is two (2) years unless terminated earlier by either party pursuant to the terms and conditions of the ET Consulting Agreement.

NOTE 10 – SUBSEQUENT EVENTS

On January 5, 2015, HPIL ENERGYTECH Inc. entered into a Cooperation Agreement (the “GINARES Agreement”) with GINARES GROUP AG, a private company focused on providing independent global and local renewable energy solutions. Under the GINARES Agreement, HPIL ENERGYTECH Inc. and GINARES GROUP AG agreed to work cooperatively to develop and expand potential projects between the parties beginning on January 5, 2015.  The term of the GINARES Agreement is one (1) year unless terminated earlier by either party pursuant to the terms and conditions of the GINARES Agreement.

On January 15, 2015, HPIL HEALTHCARE Inc. entered into a Cooperation Agreement (the “COEUS Agreement”) with COEUS TECHNOLOGY Inc., a private company focused on investing in the healthcare and environmental sectors.  Under the COEUS Agreement, HPIL HEALTHCARE Inc. and COEUS TECHNOLOGY Inc. agreed to work cooperatively to develop and expand projects between the parties beginning on January 15, 2015.  The term of the COEUS Agreement is one (1) year unless terminated earlier by either party pursuant to the terms and conditions of the COEUS Agreement.

On January 16, 2015, Mauro Falaschi was appointed as a director of the Company by a majority vote of the remaining directors of the Company to fill a vacancy created by the increase in the number of the Company’s directors from four (4) to five (5).

HPIL GLOBALCOM Inc. and ECOLOGY TRANSPORT SRL terminated the ET Consulting Agreement, effective March 4, 2015.  The ET Consulting Agreement was terminated because the parties determined that ECOLOGY TRANSPORT SRL no longer required the services to be delivered thereunder.  The termination was mutual and without recourse or the incurrence of penalty by either party thereto.

                      23.

HPIL ENERGYTECH Inc. and O.R.C. SRL terminated the O.R.C. Consulting Agreement, effective March 10, 2015.  The O.R.C. Consulting Agreement was terminated because the parties determined that O.R.C. SRL no longer required the services to be delivered thereunder.  The termination was mutual and without recourse or the incurrence of penalty by either party thereto.

On March 23, 2015, HPIL ENERGYTECH Inc. entered into a Cooperation Agreement (the “ARBORWIND Agreement”) with ARBORWIND LLC, a private limited liability company focused on marketing renewable energy products and solutions.  Under the ARBORWIND Agreement, HPIL ENERGYTECH Inc. and ARBORWIND LLC agreed to work cooperatively to develop and expand potential projects between the parties beginning on March 23, 2015.  The term of the ARBORWIND Agreement is one (1) year unless terminated earlier by either party pursuant to the terms and conditions of the ARBORWIND Agreement.

On March 31, 2015, the Company's wholly owned subsidiary HPIL GLOBALCOM Inc. was approved to develop certain brand and related business and products owned by the Company related to the Brand License acquired on December 29, 2014, and to begin manufacture samples of certain products (clothing, accessories and sporting goods) bearing the Marks in accordance with the Brand License Agreement.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under this framework, management concluded that our internal controls over financial reporting were ineffective as of December 31, 2014.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and identified the following material weaknesses:

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

ITEM 9B.	OTHER INFORMATION

None.

24.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current executive officers and directors and their ages are as follows:

Name	Age	Position(s)
Louis Bertoli	40	Chairman of the Board, President and CEO
Nitin Amersey	63	Director, CFO, Corporate Secretary and Treasurer
John B. Mitchell	65	Director
John Dunlap, III	56	Director
Mauro Falaschi	51	Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Louis Bertoli, age 40, was appointed Chairman of the Board, Chief Executive Officer and President of the Company in June 2009. He also serves as the Chairman of the Board, Chief Executive Officer and President of the Company’s wholly owned subsidiaries. He serves as the Chief Executive Officer, President and Director of GIOTOS Ltd. (UK), a private company since February 2012. Mr. Bertoli served as the Chief Financial Officer of the Company from April 2011 to March 2012.  He has over 10 years of experience in innovative technologies in the health care industries. He received a degree as a professional Surveyor in Brescia (Italy). Mr. Bertoli served as the Chief Executive Officer and President of MB Ingenia SRL (Italy), a private company until November 2013.

Nitin Amersey, age 63, was appointed Chief Financial Officer of the Company in March 2012, and serves as its Principal Accounting Officer. Mr. Amersey has been the Director, Corporate Secretary and Treasurer of the Company since June 2009. He also serves as the Chief Financial Officer and Director of the Company's wholly owned subsidiaries. He serves as the Chairman of TrueSkill Energen Pvt. Ltd. (India). He has over 41 years of experience in corporate management, international trade, marketing and corporate strategy. He is well versed in brand creation and management. Mr. Amersey has served in various capacities as an executive officer, director and chairman of companies operating in numerous industries. He continues to serve as a director of several companies, including OTC listed public companies. Additionally, he has extensive experience in textiles and fibers and has owned and managed farming operations, primarily focused in cotton. He has worked internationally in Canada, USA, India, the Caribbean and Japan. Mr. Amersey has a Master of Business Administration Degree from the University of Rochester (Rochester, N.Y.) and a Bachelor of Science in Business from Miami University (Oxford, Ohio). He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

John B. Mitchell, age 65, was appointed Director of the Company in May 2010. He is a Professor of Finance at Central Michigan University since 1975. Mr. Mitchell is also the Founder and President of the Chippewa Watershed Conservancy, a land trust operating in Clare, Isabella, Gratiot, Mecosta, and Montcalm counties of Michigan. Mr. Mitchell has authored or co-authored over 30 articles such as, “An Age-Based, Three-Dimensional Distribution Model Incorporating Sequence and Longevity Risks,” Journal of Financial Planning, 2012; “Retirement Withdrawals: Preventive Reductions and Risk Management,” Financial Services Review, 2011; “The Case for Flexible Retirement Planning,” Journal of Personal Finance, 2009; “Financial Implications of Accounting for Human Resources Using a Liability Model,” Journal of Human Resource Costing & Accounting, 2008; “Dynamic Retirement Withdrawal Planning,” Financial Services Review, 2006; “Citation Patterns in the Finance Literature,” Financial Management, 2001; and the “Stock Market Reaction to Plant Closings,” American Journal of Business, 1993.

John Dunlap, III, age 56, was appointed Director of the Company in May 2010. He currently owns Dunlap Group, a California-based advocacy and consulting firm, which opened in 2007 and largely represents advanced environmental technology firms throughout the globe. Mr. Dunlap has served in various capacities in the public sector, including service for four California Governors over the course of his 35 year career. He presently serves on the Board of Directors of Environmental Solutions Worldwide, Inc., where he has served since 2007. He previously served as President and CEO of the 20,000 member California Restaurant Association from 1998 to 2004. In 2003, he was appointed by California Governor Gray Davis to serve as Chairman of the Board of the State Compensation Insurance Fund. Mr. Dunlap also served five years in California Governor Pete Wilson's Administration as Chairman of the Board of the California Air Resources Board from 1994 to 1999, as well as serving as the Chief Deputy Director of the California Department of Toxic Substances Control from 1993 to 1994. Prior to his state service, Mr. Dunlap worked for the South Coast Air Quality Management District for over 11 years serving as Public Advisor. He also worked for California Congressman Jerry Lewis (R-Redlands), former House Appropriations Committee Chairman. Additionally, Mr. Dunlap served as a Commissioner and Executive Committee member of the California Travel and Tourism Commission under both California Governor's Arnold Schwarzenegger and Gray Davis, where he was involved in the planning and implementation of the state's tourism marketing and advertising program. Mr. Dunlap has been active with the California Travel Industry Association (CALTIA) serving as Chairman in 2002 and serving as the long-time Chair of their CALTIA Political Action Committee. Mr. Dunlap also has served on the Boards of the National Restaurant Association, the California Taxpayer's Association and the American Red Cross, as well as several privately held environmental companies.

Mauro Falaschi, age 51, was appointed Director of the Company in January 2015.  He has over 25 years of experience in start-ups, marketing and business strategy, creating, managing and building brands and products, using creative marketing and new social media, and working internationally in Europe, North America and the United Arab Emirates.  Mr. Falaschi holds a degree in Economics and Banking from the University of Udine (Italy), and various degrees of specialization in management, marketing and communications.  He served at the University of Udine as local chapter President of the International Association of Students in Economic and Commercial Sciences (AIESEC), which was founded in 1947 and has chapters in 125 countries around the world.  Mr. Falaschi also serves as an executive director of the Alumni Board of the University of Brescia (Italy), an alumni group with over 38,000 members.  He is the founder and currently president and director of Social Art World Ltd. (UK), an innovative internet platform in the business sector of art and culture.  In addition, he serves as director and general manager of Green Tech Revolution (UK), contributing to the strategic development of innovative technologies applied to the environment and renewable materials applied to the construction industry.

Directors

Our bylaws authorize no less than one (1) and no more than eleven (11) directors.  We currently have set the number of Directors at five (5).

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

Director or Officer Involvement in Certain Legal Proceedings

During the past five (5) years, none of the following occurred with respect to one of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2)   years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

25.

Director Independence

While we are not at this time required to have our board comprised of a majority of “independent directors” as we are not subject to the listing requirements of any national securities exchange or association, three (3) members of our board of directors (all members other than Louis Bertoli, our CEO, and Nitin Amersey, our CFO, Treasurer and Secretary) meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers, and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively referred to herein as the “Reporting Persons”), to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC.  All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2014.

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

            26.

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

                27.

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

From our incorporation on February 17, 2004 and subsequent merger and re-domicile on October 7, 2009, name change on May 8, 2012, and change of business plan on July 18, 2012, through fiscal year ending December 31, 2012, we did not compensate any of our officers, directors or employees.  For the fiscal years ending December 31, 2014, and 2013, the Company compensated Louis Bertoli, our Chairman of the Board, President and CEO, in the amount of $42,000, all of which was paid in the form of cash.  No other executive officers or directors received compensation from the Company during the fiscal years ending December 31, 2014 and 2013.  Executive officers and directors are reimbursed for expenses incurred in connection with Company business.

28.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Louis Bertoli Chairman of the Board, President and CEO	2014	$42,000	-	-	-	-	-	-	$42,000
	2013	$42,000	-	-	-	-	-	-	$42,000

We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 15, 2015, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.  Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 57,698,000 shares of our common stock and issued and outstanding as of April 15, 2015.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Louis Bertoli (1)	53,260,000	92.31%
Nitin Amersey (2)	10,600	*
John B. Mitchell (3)	500	*
John Dunlap, III (4)	500	*
Mauro Falaschi (5)	0	0%
All directors and executive officers as a group (5 people)	53,271,600	92.33%

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

(5) Mr. Falaschi is a Director of HPIL Holding

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From September 2009 to July 2011, and since March 2012, Amersey Investments LLC provided consulting services to us. Amersey Investments LLC currently provides consulting services to us, including the provision of office space, office identity and assistance with the Company with corporate, financial, administrative and management records, for a monthly fee of $5,000, incurring total expenses for the year ended December 31, 2014 related to such services in the amount of $60,000.  Nitin Amersey is a principal of Amersey Investments LLC and also serves as a Director and CFO, Corporate Secretary and Treasurer of our Company.

Since June 18, 2009¸ Bay City Transfer Agency and Registrar Inc. has acted as our transfer agent.  For the year ended December 31, 2014, the Company paid $12,494 to Bay City Transfer Agency and Registrar Inc. for services rendered.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of Bay City Transfer Agency and Registrar Inc.

The Company uses the services of Freeland Venture Resources LLC for Edgar filings and consulting services.  For the year ended December 31, 2014, the Company incurred expenses of $13,045 in relation to these services.  Mr. Amersey is a control person in Freeland Venture Resources LLC.

The Company uses the services of Cheerful Services International Inc. for corporate press release needs and consulting services.  For the year ended December 31, 2014, the Company paid Cheerful Services International Inc. a total of $10,355 in relation to the services rendered.  Cheerful Services International Inc. is owned by Mr. Amersey’s children and his son is the president.

HPIL HEALTHCARE Inc., a wholly owned subsidiary of the Company, uses the service of MB Ingenia SRL for the production the IFLOR Device – Standard Version samples and for general engineering development of the “Massage Vibrator for the Relief of Aches and Pain”.  For the year ended December 31, 2014, HPIL HEALTHCARE Inc. made related property and equipment purchases from MB Ingenia SRL in the total amount of $87,097.  Additionally, the Company uses MB Ingenia SRL for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli.  For the year ended December 31, 2014, the Company paid a total of $48,431 to MB Ingenia SRL in relation to these services.  Finally, for the year ended December 31, 2014, the Company made advances to MB Ingenia SRL in the aggregate amount of $108,838, which are non-interest bearing and will be settled upon delivery of the IFLOR Device – Standard Version units.  The total amount paid by the Company and its subsidiary, HPIL HEALTHCARE Inc., to MB Ingenia SRL for the year ended December 31, 2014, both for services rendered and in the form of advances, is $244,366.  The Company had advances receivable from MB Ingenia SRL in the total amount of $241,746 as of December 31, 2014 for the production of the IFLOR Stimulating Massaging Device – Standard Version samples.  Mr. Bertoli was the President and CEO of MB Ingenia SRL until November 28, 2013, when he resigned those positions.  Mr. Bertoli’s brother, is the current President and CEO of MB Ingenia SRL as of November 28, 2013, and also owns 50% of the outstanding shares of MB Ingenia SRL.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

29.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by UHY LLP, the Company’s independent registered public accounting firm during the fiscal years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees (1)	$55,900	$86,799
Audit Related Fees (2)
Tax Fees (3)
All Other Fees (4)
Total Fees Paid to Auditor	$55,900	$86,799

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2014, and 2013.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us.  The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved.  Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services.  The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations.  If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants.  In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed.  The Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management.  The tax services represent $0, or 0% of the total for audit related fees, tax fees and all other fees paid during the fiscal year ending December 31, 2014.

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

(c)	Not applicable.

                   30.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Product Reseller Agreement entered into by and between HPIL HEALTHCARE Inc. and World Traditional Fudokan Shotokan Karate-Do Federation on October 9, 2014

*10.2	Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on December 29, 2014

*10.3	Service and Consulting Agreement entered into by and between HPIL GLOBALCOM Inc. and ECOLOGY TRANSPORT SRL on December 5, 2014

*10.4	Amendment Agreement entered into by and between HPIL Holding and Investor on December 15, 2014

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*99.1	Cooperation Agreement entered into by and between HPIL ENERGYTECH Inc. and TrueSkill Energen Pvt. Ltd. on October 30, 2014

*99.2	Cooperation Agreement entered into by and between HPIL ENERGYTECH Inc. and ECOVAL & CO. SRL on November 10, 2014

*99.3	Cooperation Agreement entered into by and between HPIL ART&CULTURE Inc. and SOCIAL ART WORLD Ltd. on December 1, 2014

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

                         31.

*	Included in previously filed reporting documents.
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

               32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPIL Holding

Dated: April 15, 2015	By:	/s/ Louis Bertoli
Louis Bertoli
Director, CEO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli Louis Bertoli	Director, President, Chief Executive Officer (principal executive officer), and Chairman of the Board of Directors	April 15, 2015

/s/ Nitin Amersey Nitin Amersey	Director, Chief Financial Officer (principal financial officer and principal accounting officer), Corporate Secretary and Treasurer	April 15, 2015

/s/ John B. Mitchell	Director	April 15, 2015
John B. Mitchell

/s/ John Dunlap, III	Director	April 15, 2015
John Dunlap, III

/s/ Mauro Falaschi	Director	April 15, 2015
Mauro Falaschi