Form 10-Q
period 2015-03-31
HPIL HOLDING
filed 2015-05-15
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, there were 57,698,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

i

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL Holding and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Expressed in US Dollars)

	As of	As of
	March 31,	December 31,
	2015	2014

ASSETS

Current Assets:
Cash	$322,741	$445,069
Prepaid expenses	5,000	17,221
Total current assets	327,741	462,290

Equipment	299,765	299,765
Investment in affiliate	10,906	15,933
Brand license (note 6)	6,805,600	6,805,600
Patents	1	1
Advances to related parties (note 5)	241,746	241,746
Total other assets	7,358,018	7,363,045

Total assets	$7,685,759	$7,825,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$44,880	$43,635
Total current liabilities	44,880	43,635

Stockholders’ Equity
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; nil issued and outstanding
at March 31, 2015, and December 31, 2014.	-	-
Preferred stock, series 1, class P-2 par value $7.00;
75,000,000 shares authorized; nil issued and outstanding
at March 31, 2015 and December 31, 2014.	-	-
Common stock par value $0.0001; 400,000,000 shares authorized;
57,698,000 issued and outstanding
at March 31, 2015 and December 31, 2014 (note 3)	5,770	5,770
Additional paid-in capital	10,314,563	10,314,563
Accumulated deficit	(2,679,454)	(2,538,633)
Total Stockholders’ Equity	7,640,879	7,781,700

Total Liabilities and Stockholders' Equity	$7,685,759	$7,825,335

Going Concern (note 1)

Commitments (note 7)
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

.

HPIL Holding and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014

Consulting revenue (note 4)	$35,000	$-

Expenses:
General and administrative	170,794	133,028
Equity losses in unconsolidated affiliate	5,027	-
Total expenses	175,821	133,028

Net comprehensive loss	$(140,821)	$(133,028)

Weighted average number of common shares
Outstanding - Basic and diluted	57,698,000	56,896,000

Loss per weighted average number of common shares
Outstanding - Basic and diluted	$(0.002)	$(0.002)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

HPIL Holding and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net comprehensive loss	$(140,821)	$(133,028)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	5,027	-
Adjustments for changes in working capital:
Prepaid expenses	12,221	-
Accounts payable and accrued expenses	1,245	(3,358)
NET CASH USED IN OPERATING ACTIVITIES	(122,328)	(136,386)

INVESTING ACTIVITIES:
Repayment from related parties	-	44,663
Expenditures for property and equipment	-	(24,194)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	20,469

NET DECREASE IN CASH	(122,328)	(115,917)

CASH - BEGINNING OF PERIOD	445,069	401,723

CASH - END OF PERIOD	$322,741	$285,806

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations and Going Concern

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

HPIL Holding intends that its main activity will be in the business of investing in differing business sectors. To begin the implementation of the business plan, on September 10, 2012, the Company organized six new subsidiary companies. Each of these subsidiary companies is wholly (100%) owned by the Company. The names of the new subsidiary companies are HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. These companies have been organized to implement the various growth strategies of the Company.  HPIL HEALTHCARE Inc. has been organized to facilitate investments in the health care sector.  HPIL ENERGYTECH Inc. has been organized to facilitate investments in the energy sector.  HPIL WORLDFOOD Inc. has been organized to facilitate investments in the food sector.  HPIL REAL ESTATE Inc. has been organized to facilitate investments in the real estate sector.  HPIL GLOBALCOM Inc. has been organized to facilitate investments in the communication sector and  HPIL ART&CULTURE Inc. has been organized to facilitate investments in the art and culture sector.  The Company intends to make such investments in the United States and worldwide if adequate candidates can be identified.

A concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product, the IFLOR Stimulating Massage Device (the “IFLOR Device”), through our subsidiary, HPIL HEALTHCARE Inc. The Company is in the process of completing production of IFLOR Device - Standard Version samples and packaging mock ups in connection with the Product Reseller Agreement (as defined in Note 7).  During December 2014, the Company began the study and development of the IFLOR Device - Plus Version, and the Company expects to begin design, molding, product samples and packaging mock ups for marketing testing during 2015. Due to various circumstances, such as the unknown definitive completion date of product sample manufacturing and ongoing evaluations being conducted by the Company regarding our prior marketing efforts, expected product demand, product manufacturing and rollout schedules, the Company cannot currently determine with confidence when the Company expects to commence operations with respect to production of the IFLOR Device.

As of March 31, 2015, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2015.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide for the continuation of its operations.  The Company is also prepared to re-evaluate its expense load, if necessary, to determine whether any efficiency can be achieved prior to the commencement of substantial operations related to the Product Reseller Agreement or other potential operations identified by the Company.  Additionally, the Company’s majority stockholder has indicated his ability to provide financial support to the Company for the continuation of its operations, should it be necessary.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

  These unaudited condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United Stated ("GAAP"), and are expressed in United States dollars.  These unaudited condensed consolidated interim financial statements include the accounts of HPIL Holdings Inc. and its wholly owned subsidiaries, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART AND CULTURE Inc.  All inter-company balances and transactions have been eliminated on consolidation.  As of March 31, 2015, none of the above subsidiaries have reached full operations.

Unaudited Condensed Consolidated Interim Financial Statements

                These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended December 31, 2014.  In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.  The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

Investment in Unconsolidated Affiliate

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”, when it is able to exercise significant influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity.  The cost method of accounting is used when the Company does not exercise significant influence, generally when HPIL has an ownership interest of less than 20%. The Company’s 32% investment in Haesler Real Estate Management SA (“HREM”) is accounted for under the equity method of accounting. As of March 31, 2015, the carrying amount of the investment is equal to the Company’s equity interest of the carrying amount of the net assets of HREM.

Equipment

The Company’s equipment consists of molds and designs not yet being used in operations at March 31, 2015.  Once placed into operations, the Company will depreciate these assets over their estimated useful lives, expected to range between 5 and 10 years. For the periods ended March 31, 2015 and 2014, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

Research and Development

               The Company is engaged in research and development in respect to the Company’s Brand License Agreement with World Traditional Fudokan Shotokan Karate-Do Federation (WTFSKF).  Research and development costs are charged as an operating expense as incurred.

               For the three month period ending March 31, 2015 and 2014, the Company expensed $25,005 and $Nil, respectively, towards research and development costs.

Revenue Recognition

Revenue is recognized when persuasive evidence that an arrangement or contract exists, delivery has occurred, the fees are fixed and determinable, and collectability is probable or certain.  Revenue from consulting services is recognized upon delivery of consulting services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

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

Recently Issued Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This new standard provided guidance for the presentation of the disclosure of uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard is effective for annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-05, Consolidation: Amendments to the Consolidation Analysis.  This new standard provided guidance regarding the consolidation of certain legal entities.  All legal entities are subject to revaluation under the revised consolidation method.  The standard is effective for fiscal periods beginning after December 15, 2015.  The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

None of the other recently issued accounting pronouncements are expected to significantly affect the Company.

NOTE 3 – CAPITAL STOCK

On June 12, 2014, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which the Company agreed to sell and the investor agreed to purchase 50,000 shares of Convertible Preferred Stock Series 1 Class P-2 of the Company at the par value of $7.00 each for a total purchase price of $350,000.  On June 24, 2014, the Company issued the shares to the investor in exchange for the purchase price.  As provided in the articles of incorporation of the Company, the holders of the Convertible Preferred Stock Series 1 Class P-2 may convert, at any time, their preferred stock in whole or part, into shares of common stock. Each one (1) share of Preferred Stock Series 1 Class P-2 is convertible into one (1) share of common stock. This beneficial conversion feature (“BCF”) has an intrinsic value at the issuance date of $66,000, and is recorded as a preferred dividend to the preferred stockholder.  On December 15, 2014, the Company entered into an Amendment Agreement with an accredited investor amending the Stock Purchase Agreement entered into by the Company and Investor on June 12, 2014.  The Amendment Agreement adjusted the purchase price set forth in the Stock Purchase Agreement upward by the amount of $66,000, to a total purchase price of $416,000.  The Company has received the additional $66,000 of the purchase price from the Investor.  No additional shares were issued as a result of the Amendment Agreement. During 2014, the Preferred Shares were converted into 50,000 shares of common stock of the Company in accordance with the conversion rights of the Convertible Preferred Stock Series 1 Class P-2.

On December 29, 2014, the Company, entered into a Brand License Agreement with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to HPIL an exclusive, worldwide, transferrable license to use certain logos, names, and marks of WTFSKF, and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks.  Pursuant to the Brand License Agreement the Company will pay WTFSKF a license fee equal to 5% of the net selling price for the licensed products sold in accordance with the Brand License Agreement, and in addition as a partial consideration for the License, HPIL issued to WTFSKF 752,000 shares of treasury common stock of HPIL on December 30, 2014 (see Note 6 for further discussion of the Brand License Agreement).

NOTE 4 - REVENUE

On June 10, 2014, our wholly owned subsidiary, HPIL ENERGYTECH Inc., entered into a Service and Consulting Agreement (the “O.R.C. Consulting Agreement”) with O.R.C. SRL, a private company focused on investing in the energy sector.  Pursuant to the O.R.C. Consulting Agreement, HPIL ENERGYTECH Inc. began providing to O.R.C. SRL certain consulting and other services on June 10, 2014, for a monthly fee in the amount of $30,000 per month.  The term of the O.R.C. Consulting Agreement was two (2) years unless terminated earlier by either party pursuant to the terms and conditions of the O.R.C. Consulting Agreement.  HPIL ENERGYTECH Inc. and O.R.C. SRL terminated the O.R.C. Consulting Agreement, effective March 10, 2015.  The O.R.C. Consulting Agreement was terminated because the parties determined that O.R.C. SRL no longer required the services to be delivered thereunder, and no services were provided in the month of February 2015.  The termination was mutual and without recourse or the incurrence of penalty by either party thereto.

On December 5, 2014, our wholly owned subsidiary, HPIL GLOBALCOM Inc., entered into a Service and Consulting Agreement (the “ET Consulting Agreement”) with ECOLOGY TRANSPORT SRL, a private company focused on investing in the communication and ecology sectors.  Pursuant to the ET Consulting Agreement, HPIL GLOBALCOM Inc. began providing to ECOLOGY TRANSPORT SRL certain consulting and other services on December 5, 2014, for a monthly fee in the amount of $5,000 per month.  The term of the ET Consulting Agreement was two (2) years unless terminated earlier by either party pursuant to the terms and conditions of the ET Consulting Agreement. HPIL GLOBALCOM Inc. and ECOLOGY TRANSPORT SRL terminated the O.R.C. Consulting Agreement, effective March 4, 2015.  The ET Consulting Agreement was terminated because the parties determined that ECOLOGY TRANSPORT SRL no longer required the services to be delivered thereunder and no services were provided in the month of February 2015.  The termination was mutual and without recourse or the incurrence of penalty by either party thereto.

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s wholly owned subsidiary HPIL HEALTHCARE Inc. uses the service of MB Ingenia SRL (“MB Ingenia”) for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made equipment purchases from MB Ingenia totaling $Nil for the three months ended March 31, 2015, and $24,194 for the three months ended March 31, 2014. Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of our Company.

               The Company’s wholly owned subsidiary, HPIL HEALTHCARE Inc., had advances receivable from MB Ingenia of $241,746 as of March 31, 2015 and 2014, for the production of the IFLOR Stimulating Massage Device - Standard Version units.  These advances will be settled upon delivery of the IFLOR Device – Standard Version units.  The Company is in the process of completing production of the IFLOR Device - Standard Version samples and packaging mock ups in connection with the Product Reseller Agreement (as defined in the Note 7).

The Company uses MB Ingenia for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli.  For the three months ended March 31, 2015 and 2014, the Company incurred expenses of $13,965  and $12,422, respectively, in relation to these services.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC (“Amersey”), a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Amersey will continue to provide office space, office identity and assist the Company with corporate, financial, administrative and management records.  For the three months ended March 31, 2015 and 2014, the Company incurred expenses of $20,000  and $15,000, respectively, in relation to these services. As at March 31, 2015, $5,000 is recorded as prepaid expenses in the unaudited condensed consolidated interim balance sheet.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR.  For the three months ended March 31, 2015 and 2014, the Company incurred expenses of $1,147 and $867, respectively, in relation to these services.

The Company uses the services of Freeland Venture Resources LLC, for Edgar filings and consulting services.  Mr. Amersey is a control person in Freeland Venture Resources LLC.  For the three months ended March 31, 2015 and 2014, the Company incurred expenses of $1,510 and $Nil, respectively, in relation to these services.

The Company uses the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases and consulting services.  Cheerful is owned by Mr. Amersey’s children. For the three months March 31, 2015 and 2014, the Company incurred expenses of $3,679 and $Nil, respectively, in relation to these services.

NOTE 6 – BRAND LICENSE

On December 29, 2014, the Company, entered into a Brand License Agreement with World Traditional Fudokan Shotokan Karate-Do Federation (WTFSKF), a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to HPIL the License to use the Marks of WTFSKF and manufacture and sell the Products bearing the Marks. Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, HPIL will pay to WTFSKF an ongoing License Fee.  Additionally, HPIL issued to WTFSKF 752,000 shares of treasury common stock (the “Shares”) of HPIL in accordance with the Brand License Agreement. WTFSKF has agreed to provide to HPIL annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”).  The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage.  Additionally, pursuant to the Brand License Agreement, HPIL may require WTFSKF to either return the Shares or pay to HPIL the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if HPIL terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement.  The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement. The Brand License totaling $6,805,600 was measured based on the fair value of the stock issued.

The Company will amortize the license over the contractual life of the asset of 25 years. No amortization has been recognized as of March 31, 2015, as the Brand License Agreement does not commence until 2018.

NOTE 7 – COMMITMENTS

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

On July 18, 2012, we changed our business plan.  We then began focusing on making investments in companies, whether they are public or private enterprises in differing business sectors, which continues to be a focus of the Company today.  The Company does not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses.  Additionally, the Company evaluates the acquisition of intellectual properties and technologies for investment, with a particular interest in the healthcare and environmental quality sectors.  Such investments may be made in the United States and worldwide.

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

On February 22, 2013, HPIL granted to its wholly owned Subsidiary HPIL HEALTHCARE Inc. an exclusive license to use the patents relating to the “Massage Vibrator for the Relief of Aches and Pain” for the production, use, or sale of the resulting products throughout the world and especially in countries where we have the license to the patents rights.  The name of the initial product utilizing the patents rights is “IFLOR, Stimulating Massage Device”, which the Company has authorized HPIL HEALTHCARE Inc. to develop, industrialize and manufacture.  As of the date of this Quarterly Report, HPIL continues to own the patents and licenses the use of the patents to HPIL HEALTHCARE Inc.  During 2013, the Company did not record any carrying value for these patents rights.  However, during the fourth quarter of 2014, the Company determined that it was appropriate to assign a nominal value to the patents as an asset of the Company.  Therefore, the Company recorded a carrying value of $1.00 for the patents rights related to the IFLOR Business.

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

(c)	Material Transactions and Other Significant Business Transactions Overview.

On January 5, 2015, HPIL Holding’s wholly owned subsidiary, HPIL ENERGYTECH Inc. entered into a Cooperation Agreement (the “GINARES Agreement”) with GINARES GROUP AG, a private company focused on providing independent global and local renewable energy solutions.  Pursuant to the GINARES Agreement, HPIL ENERGYTECH Inc. and GINARES GROUP AG agreed to work cooperatively to develop and expand potential projects.  The description of the GINARES Agreement above is qualified in its entirety by reference to the GINARES Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on January 7, 2015.

On January 15, 2015, HPIL Holding’s wholly owned subsidiary, HPIL HEALTHCARE Inc. entered into a Cooperation Agreement (the “COEUS Agreement”) with COEUS TECHNOLOGY Inc., a private company focused on investing in the healthcare and environmental sectors.  Pursuant to the COEUS Agreement, HPIL HEALTHCARE Inc. and COEUS TECHNOLOGY Inc. agreed to work cooperatively to develop and expand potential projects.  The description of the COEUS Agreement above is qualified in its entirety by reference to the COEUS Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on January 21, 2015.

On March 4, 2015, HPIL Holding’s wholly owned subsidiary, HPIL GLOBALCOM Inc., and ECOLOGY TRANSPORT SRL mutually terminated the Service and Consulting Agreement (the “Ecology Agreement”) entered into by the parties on December 5, 2014.  The parties determined that ECOLOGY TRANSPORT SRL no longer requires the services provided under the Ecology Agreement and the Company ceased providing the services in February 2015. The termination was without recourse or the incurrence of penalty by either party thereto.  During the term of the Ecology Agreement, HPIL GLOBALCOM Inc. earned fees in the amount of USD $5,000 per month for rendering services thereunder.

On March 10, 2015, HPIL Holding’s wholly owned subsidiary, HPIL ENERGYTECH Inc., and O.R.C. SRL mutually terminated the Service and Consulting Agreement (the “O.R.C. Agreement”) entered into by the parties on June 10, 2014.  The parties determined that O.R.C. SRL no longer requires the services provided under the O.R.C. Agreement and the Company ceased providing the services in February 2015.  The termination was without recourse or the incurrence of penalty by either party thereto.  During the term of the O.R.C. Agreement, HPIL ENERGYTECH Inc. earned fees in the amount of USD $30,000 per month for rendering services thereunder.

On March 23, 2015, HPIL Holding’s wholly owned subsidiary, HPIL ENERGYTECH Inc., entered into a Cooperation Agreement (the “ARBORWIND Agreement”) with ARBORWIND LLC (“ARBORWIND”), a private limited liability company focused on marketing renewable energy products and solutions.  Pursuant to the ARBORWIND Agreement, HPIL ENERGYTECH Inc. and ARBORWIND LLC agreed to work cooperatively to develop and expand potential projects.  The description of the ARBORWIND Agreement above is qualified in its entirety by reference to the ARBORWIND Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on March 25, 2015.

(d)	Business of Issuer.

We have continued to pursue our business plan of making investments in companies, as more particularly described in subsection (a) above, and expect that we will continue on that business plan for the foreseeable future.  Also, the Company will continue to concentrate on the development of the IFLOR Business line to produce the IFLOR Stimulating Massage Device through our subsidiary, HPIL HEALTHCARE Inc.  We are currently in the advanced planning stages of our marketing efforts and hope to continue generating interest in the IFLOR Stimulating Massage Device through existing strategic cooperation agreements and other consumer outreach and feedback.  Design and initial molding of the IFLOR Stimulating Massage Device - Standard Version is now complete and we have engaged an initial manufacturer to make product samples related to both the Product Reseller Agreement we executed with WTFSKF in October 2014 (the “Product Reseller Agreement”) and for further marketing and testing purposes.

Pursuant to the Product Reseller Agreement with WTFSKF, we will supply a total of 1,500,000 units of the IFLOR Stimulating Massage Device - Standard Version over a three (3) year period beginning in January of 2017.  To meet the initial orders expected under the Product Reseller Agreement, we believe it will be necessary to commence production of the IFLOR Stimulating Massage Device - Standard Version no later than the second quarter of 2016.  Over the next approximately seven (7) months, we plan to finalize the IFLOR Stimulating Massage Device - Standard Version model and related graphic design and packaging that will be sold under the Product Reseller Agreement and present samples to the purchaser for final approval prior to manufacturing.

Despite the execution of the Product Reseller Agreement, we intend to continue developing potential customer relationships and anticipate pursuing additional potential customer orders for the IFLOR Stimulating Massage Device throughout 2015.  In addition, we continue our evaluations of the results of our past marketing efforts, anticipated demand for the IFLOR Stimulating Massage Device and strategic production efficiencies to meet projected demand.  We plan to continue these evaluations during the course of 2015 parallel with continuing to finalize production details related to the Product Reseller Agreement.  Based on early indications of these evaluations and the expected orders pursuant to the Product Reseller Agreement, we continue to develop an estimation of our target production needs for the IFLOR Stimulating Massage Device.  As of the date of this Quarterly Report, our production capacity remains insufficient to meet the currently anticipated target production needs related to the Product Reseller Agreement and otherwise expected.  We plan to continue developing our production plans accordingly throughout 2015, including the potential engagement of additional manufacturers, evaluation of potential Company-operated manufacturing capabilities, and the production of additional molds to increase production capacity in line with projected needs.

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

Based on the Product Reseller Agreement, we currently expect to commence operations with respect to production of the IFLOR Stimulating Massage Device - Standard Version no later than the second quarter of 2016.  Additionally, during December 2014, the Company began the study and development of the IFLOR Device - Plus Version, and we expect to begin design, molding, product samples and packaging mock ups for marketing testing in late 2015.  However, due to various circumstances, such as the unknown definitive completion date of product sample manufacturing and ongoing evaluations being conducted by the Company regarding our prior marketing efforts, expected product demand, additional customer orders, product manufacturing and rollout schedules, our production commencement schedule may be accelerated or delayed.

Additionally, we executed a Brand License Agreement with WTFSKF on December 29, 2014 (the “Brand License Agreement”), through which we acquired the exclusive rights to commercially use certain logos, names, and marks of WTFSKF in the production and sale of certain products (clothing, accessories and certain sporting goods; collectively, the “Product”) throughout the world beginning in 2018.  We believe the Brand License Agreement provides us with an opportunity to access a revenue stream that is diversified, but complimentary to, that expected to be derived in relation to the Product Reseller Agreement.

While we are still in the conceptual stages of the line of business that may be developed under the Brand License Agreement, throughout the next approximately twenty-eight (28) months we intend to take steps necessary to bring the Product to market in a timely fashion, chiefly among them:

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

•        Inadequate protection of the logos, names, and marks of WTFSKF that are licensed under the Brand License Agreement; or

•        Other factors that may affect our ability to reach necessary production, supply, and/or distribution capacity in an efficient manner, including, without limitation, acts of God, changes in labor laws, work stoppages, or inability to engage the necessary business partners on satisfactory terms.

During 2014, we entered into two (2) consulting agreements and commenced delivery of services under both.  During the three months ended March 31, 2015, we terminated both of the consulting agreements and ceased delivering services under each. While the consulting agreements generated monthly revenue of $35,000, consulting is an ancillary line of our business, and the termination of the agreements will allow us to focus our full energy and effort on continuing to develop our core business lines, including the IFLOR and the WTFSKF-branded Products business lines.

Liquidity and Capital Resources

We are an early stage company focused on developing our business in the Healthcare, Environmental Quality, Energy and Real Estate sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors and continue efforts to bring the IFLOR Stimulating Massage Device to market and begin market and design evaluations of the Products related to the Brand License Agreement.  As we have commenced only limited operations and have yet to reach full operations, particularly with respect to our principal business objective, the IFLOR Stimulating Massage Device and the Products related to the Brand License Agreement, we have not earned substantial revenues to date other than those revenues generated from a consulting arrangement entered into during 2014, both of which were terminated during the three months ended March 31, 2015.

Net cash (used in) operating activities.  During the three months ended March 31, 2015, net cash used in operating activities was $(122,328) compared with $(136,386) used in operating activities for the three months ended March 31, 2014.  The cash flow used in operating activities in the three months ended March 31, 2015, was primarily the result of increased operating expenses without sufficient current revenue generating a net loss. The cash flow used in operating activities in the three months ended March 31, 2014, was primarily the result of incurred operating expenses without current revenue generating a net loss.

Net cash provided by investing activities.  During the three months ended March 31, 2015, net cash provided by investing activities was $Nil compared with $20,269 provided by investing activities for the three months ended March 31, 2014.  The Company did not engage in any activities generating or using cash flow that it classified as investing activities during the three months ended March 31, 2015.  The cash flow provided by investing activities in the three months ended March 31, 2014, was primarily the result of net repayments from related parties with respect to prior advances made to related parties partially offset by expenditures for property and equipment.

Net cash provided by financing activities.  During the three months ended March 31, 2015, net cash provided by financing activities was $Nil compared with $Nil provided by financing activities for the three months ended March 31, 2014.  The Company did not engage in any activities generating or using cash flow that it classified as financing activities in the three months ended March 31, 2015 and 2014.

As of March 31, 2015, we had cash on hand of $322,741 and current liabilities of $44,880.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses throughout 2015 and for the foreseeable future.  As of March 31, 2015, the Company has commenced limited operations but has yet to reach full operations.  Expenses incurred from February 17, 2004 (date of inception) through March 31, 2015, relate primarily to the Company’s formation and general administrative activities.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Additionally, the report of the Company's independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended December 31, 2014 and 2013 contained an emphasis of a matter paragraph stating this uncertainty.  The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide for the continuation of its operations.  The Company is also prepared to re-evaluate its expense load, if necessary, to determine whether any efficiency can be achieved prior to the commencement of substantial operations related to the Product Reseller Agreement or other potential operations identified by the Company.  Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through March 31, 2016. Moreover, the Company’s majority stockholder has indicated his ability to provide financial support to the Company for the continuation of its operations, should it be necessary. Despite the recent execution of the Product Reseller Agreement and the Brand License Agreement, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

As we are an early stage company, we have commenced only limited operations and have yet to reach full operations; therefore, we have little operations to report at this time. Our main focus has been on the development of our business plan.  Aside from the execution of the two (2) consulting agreements during 2014 (both of which were terminated during the three months ended March 31, 2015), entering into the Product Reseller Agreement, pursuant to which we will supply the IFLOR Stimulating Massage Device - Standard Version beginning in January of 2017, and entering into the Brand License Agreement, pursuant to which we have acquired a license to use certain logos, names, and marks of WTFSKF for commercial sales of certain Product (clothing, accessories and certain sporting goods) beginning in January of 2018, we have made no sales and all expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company and beginning stages of business activities related to the IFLOR Stimulating Massage Device.

Comparison of Three Months Ended March 31, 2015, to Three Months Ended March 31, 2014.

Consulting Revenue.  Consulting revenue increased to $35,000 for the three months ended March 31, 2015, from $Nil for the three months ended March 31, 2014.  The increase in consulting revenue is primarily related to revenue generated pursuant to consulting services the Company began providing during June 2014, which were terminated and the resulting revenues ceased during the three months ended March 31, 2015.

General and Administrative Expenses.  General and administrative expenses increased to $170,794 for the three months ended March 31, 2015, from $133,028 for the three months ended March 31, 2014.  The increase in general and administrative expenses is primarily related to an increase in research and development costs related to the Brand License Agreement and increase in accounting-related professional fees.

Net Income (loss).  For the three months ended March 31, 2015, we incurred a net loss of $(140,821) as compared to a net loss of $(133,028) for the three months ended March 31, 2014.  The net loss was primarily a result of expenses incurred without generating sufficient revenue.  The increase in net loss was primarily a result of an increase in research and development costs related to the Brand License Agreement and increase in accounting-related professional fees.

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

Not Applicable.

(c)          Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*99.1	Cooperation Agreement entered into by and between HPIL ENERGYTECH Inc. and GINARES GROUP AG on January 5, 2015.

*99.2	Cooperation Agreement entered into by and between HPIL HEALTHCARE Inc. and COEUS TECHNOLOGY Inc. on January 15, 2015.

*99.3	Cooperation Agreement entered into by and between HPIL ENERGYTECH INC. and ARBORWIND LLC on March 23, 2015.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Included in previously filed reporting documents.
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

HPIL Holding

Dated: May 15, 2015	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: May 15, 2015	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer

                                                                                                                                                                                                                                                  16