Form 10-Q
period 2015-06-30
HPIL HOLDING
filed 2015-07-15
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 15, 2015, there were 57,698,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

i

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Expressed in US Dollars)

	As of	As of
	June 30,	December 31,
	2015	2014

ASSETS

Current Assets:
Cash	$81,715	$445,069
Inventory	44,480	-
Advances to related parties (note 5)	183,605	-
Prepaid expenses (note 5)	6,200	17,221
Total current assets	316,000	462,290

Equipment	299,765	299,765
Investment in affiliate	10,906	15,933
Brand license (note 6)	6,805,600	6,805,600
Patents	1	1
Advances to related parties (note 5)	-	241,746
Total other assets	7,116,272	7,363,045

Total assets	$7,432,272	$7,825,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$22,000	$43,635
Total current liabilities	22,000	43,635

Stockholders’ Equity
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; nil issued and outstanding
at June 30, 2015, and December 31, 2014.	-	-
Preferred stock, series 1, class P-2 par value $7.00;
75,000,000 shares authorized; nil issued and outstanding
at June 30, 2015 and December 31, 2014.	-	-
Common stock par value $0.0001; 400,000,000 shares authorized;
57,698,000 issued and outstanding
at June 30, 2015 and December 31, 2014. (note 3)	5,770	5,770
Additional paid-in capital	10,314,563	10,314,563
Accumulated deficit	(2,910,061)	(2,538,633)
Total Stockholders’ Equity	7,410,272	7,781,700

Total Liabilities and Stockholders' Equity	$7,432,272	$7,825,335
Going Concern (note 1)
Commitments (note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Consulting revenue (note 4)	$-	$30,000	$35,000	$30,000

Expenses:
General and administrative	213,063	162,116	358,852	295,144
Research & development	17,544	-	42,549	-
Equity loss in unconsolidated affiliate	-	3,765	5,027	3,765
Total expenses	230,607	165,881	406,428	298,909

Net loss	(230,607)	(135,881)	(371,428)	(268,909)

Preferred dividend from beneficial conversion feature	-	(66,000)	-	(66,000)

Net loss available to common shareholders	$(230,607)	$(201,881)	$(371,428)	$(334,909)

Common shares
Outstanding - Basic and diluted	57,698,000	56,896,000	57,698,000	56,896,000

Net loss per common shares
Outstanding - Basic and diluted	$(0.004)	$(0.004)	$(0.006)	$(0.006)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(371,428)	$(268,909)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	5,027	3,765
Adjustments for changes in working capital:
Inventory	(44,480)	-
Advances settled in exchange for inventory	58,141	-
Prepaid expenses	11,021	(5,000)
Accounts payable and accrued expenses	(21,635)	(35,801)
NET CASH USED IN OPERATING ACTIVITIES	(363,354)	(305,945)

INVESTING ACTIVITIES:
Net repayment from related parties	-	8,164
Expenditures for equipment	-	(24,194)
NET CASH USED IN INVESTING ACTIVITIES:	-	(16,030)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	-	349,975
NET CASH PROVIDED BY FINANCING ACTIVITIES:	-	349,975

NET (DECREASE) INCREASE IN CASH	(363,354)	28,000

CASH - BEGINNING OF PERIOD	445,069	401,723

CASH - END OF PERIOD	$81,715	$429,723

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations and Going Concern

HPIL Holding (referred to in this report as “HPIL”, the “Company”, “us”, “our” or “we”) (formerly Trim Holding Group) was incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. A substantial part of the Company’s activities were involved in developing a business plan to market and distribute fashion products.  On June 16, 2009, the majority interest in the Company was purchased in a private agreement by Mr. Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses. On October 7, 2009, the Company merged with and into Trim Nevada, Inc., which became the surviving corporation.  The merger did not result in any change in the Company’s management, assets, liabilities, net worth or location of principal executive offices. However, this merger changed the legal domicile of the Company from Delaware to Nevada where Trim Nevada, Inc. was incorporated.  Each outstanding share of TNT Designs, Inc. was automatically converted into one share of the common stock of Trim Nevada, Inc. Pursuant to the merger, the Company changed its name from TNT Designs, Inc. to Trim Holding Group and announced the change in the Company’s business focus to health care and environmental quality sectors. Afterwards the Company determined it no longer needed its inactive subsidiaries, and as such, all three subsidiaries were dissolved. On May 21, 2012, the Company changed its name to HPIL Holding.

HPIL Holding intends that its main activity will be in the business of investing in differing business sectors. To begin the implementation of the business plan, on September 10, 2012, the Company organized six new subsidiary companies. Each of these subsidiary companies was wholly (100%) owned by the Company. The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. (collectively, the “Subsidiaries” and, each individually a “Subsidiary”) These companies were organized to implement the various growth strategies of the Company.

On May 27, 2015, the Company entered into a Plan of Merger (the “Plan of Merger”) with its Subsidiaries in an effort to consolidate and simplify the Company’s operations and accounting practices.  In accordance with the Plan of Merger, Articles of Merger were completed, executed, and filed with the Nevada Secretary of State making the merger effective as of May 28, 2015 (the “Merger Effective Date”).  Pursuant to the terms of the Plan of Merger, as of the Merger Effective Date, all shares of each Subsidiary were canceled and each Subsidiary merged with and into the Company and ceased to exist, with the Company remaining as the sole surviving entity.  As a result of the merger, the Company is the successor to all rights and obligations of each of the Subsidiaries.  We do not expect the merger to materially affect our business plan or the Company’s continued pursuit thereof.

The concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product, the IFLOR Stimulating Massage Device (the “IFLOR Device”). The Company is in the process of completing production of IFLOR Device - Standard Version samples and packaging mock ups in connection with the Product Reseller Agreement (as defined in Note 7).  During December 2014, the Company began the study and development of the IFLOR Device - Plus Version, and the Company expects to begin design, molding, product samples and packaging mock ups for marketing testing during 2015. Due to various circumstances, such as the unknown definitive completion date of product sample manufacturing and ongoing evaluations being conducted by the Company regarding our prior marketing efforts, expected product demand, product manufacturing and rollout schedules, the Company cannot currently determine with confidence when the Company expects to commence operations with respect to production of the IFLOR Device.

As of June 30, 2015, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2015.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United Stated (“GAAP”), and are expressed in United States dollars.  These unaudited condensed consolidated interim financial statements include the accounts of HPIL Holding and HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART AND CULTURE Inc. (formerly wholly owned subsidiaries of the Company that have been merged with and into the Company effective as of May 28, 2015).  All inter-company balances and transactions have been eliminated on consolidation.

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

Investment in Unconsolidated Affiliate

The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”, when it is able to exercise significant influence over the entity’s operations, which generally occurs when HPIL has an ownership interest of between 20% and 50% in an entity.  The cost method of accounting is used when the Company does not exercise significant influence, generally when the Company has an ownership interest of less than 20%. The Company’s 32% investment in Haesler Real Estate Management SA (“HREM”) is accounted for under the equity method of accounting. As of June 30, 2015, the carrying amount of the investment is equal to the Company’s equity interest of the carrying amount of the net assets of HREM.

Inventory

               Inventory is stated at the lower of cost or market determined using the first-in, first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of IFLOR Device - Standard Version units.

Equipment

The Company’s equipment consists of molds and designs not yet being used in operations at June 30, 2015.  Once placed into operations, the Company will depreciate these assets over their estimated useful lives, expected to range between 5 and 10 years. For the periods ended June 30, 2015 and 2014, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

Impairment of long-lived assets

The Company follows the ASC 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable. In performing the review for recoverability, if future discounted cash flows (excluding interest charges) from the use of ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized.

Research and Development

The Company is engaged in research and development in respect to the Company’s Brand License Agreement with World Traditional Fudokan Shotokan Karate-Do Federation (“WTFSKF”) and in respect to the Company’s product, IFLOR Device - Plus Version.  Research and development costs are charged as an operating expense as incurred.

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

NOTE 3 – CAPITAL STOCK

On June 12, 2014, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which the Company agreed to sell and the investor agreed to purchase 50,000 shares of Convertible Preferred Stock Series 1 Class P-2 of the Company at the par value of $7.00 each for a total purchase price of $350,000.  On June 24, 2014, the Company issued the shares to the investor in exchange for the purchase price.  As provided in the articles of incorporation of the Company, the holders of the Convertible Preferred Stock Series 1 Class P-2 may convert, at any time, their preferred stock in whole or part, into shares of common stock of the Company. Each one (1) share of Preferred Stock Series 1 Class P-2 is convertible into one (1) share of common stock of the Company. This beneficial conversion feature (“BCF”) has an intrinsic value at the issuance date of $66,000, and is recorded as a preferred dividend to the preferred stockholder.  On December 15, 2014, the Company entered into an Amendment Agreement with an accredited investor amending the Stock Purchase Agreement entered into by the Company and Investor on June 12, 2014.  The Amendment Agreement adjusted the purchase price set forth in the Stock Purchase Agreement upward by the amount of $66,000, to a total purchase price of $416,000.  The Company has received the additional $66,000 of the purchase price from the Investor.  No additional shares were issued as a result of the Amendment Agreement. During 2014, the Preferred Shares were converted into 50,000 shares of common stock of the Company in accordance with the conversion rights of the Convertible Preferred Stock Series 1 Class P-2.

On December 29, 2014, the Company, entered into a Brand License Agreement with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license to use certain logos, names, and marks of WTFSKF, and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks.  Pursuant to the Brand License Agreement the Company will pay WTFSKF a license fee equal to 5% of the net selling price for the licensed products sold in accordance with the Brand License Agreement, and in addition as a partial consideration for the License, the Company issued to WTFSKF 752,000 shares of its treasury common stock on December 30, 2014 (see Note 6 for further discussion of the Brand License Agreement).

NOTE 4 - REVENUE

On June 10, 2014, HPIL ENERGYTECH Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a Service and Consulting Agreement (the “O.R.C. Consulting Agreement”) with O.R.C. SRL, a private company focused on investing in the energy sector.  Pursuant to the O.R.C. Consulting Agreement, HPIL ENERGYTECH Inc. began providing to O.R.C. SRL certain consulting and other services on June 10, 2014, for a monthly fee in the amount of $30,000 per month.  The term of the O.R.C. Consulting Agreement was two (2) years unless terminated earlier by either party pursuant to the terms and conditions of the O.R.C. Consulting Agreement.  HPIL ENERGYTECH Inc. and O.R.C. SRL terminated the O.R.C. Consulting Agreement, effective March 10, 2015.  The O.R.C. Consulting Agreement was terminated because the parties determined that O.R.C. SRL no longer required the services to be delivered thereunder, and no services were provided in the month of February 2015.  The termination was mutual and without recourse or the incurrence of penalty by either party thereto.

On December 5, 2014, HPIL GLOBALCOM Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a Service and Consulting Agreement (the “ET Consulting Agreement”) with ECOLOGY TRANSPORT SRL, a private company focused on investing in the communication and ecology sectors.  Pursuant to the ET Consulting Agreement, HPIL GLOBALCOM Inc. began providing to ECOLOGY TRANSPORT SRL certain consulting and other services on December 5, 2014, for a monthly fee in the amount of $5,000 per month.  The term of the ET Consulting Agreement was two (2) years unless terminated earlier by either party pursuant to the terms and conditions of the ET Consulting Agreement. HPIL GLOBALCOM Inc. and ECOLOGY TRANSPORT SRL terminated the O.R.C. Consulting Agreement, effective March 4, 2015.  The ET Consulting Agreement was terminated because the parties determined that ECOLOGY TRANSPORT SRL no longer required the services to be delivered thereunder and no services were provided in the month of February 2015.  The termination was mutual and without recourse or the incurrence of penalty by either party thereto.

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

HPIL HEALTHCARE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) used the service of MB Ingenia SRL (“MB Ingenia”) for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made equipment purchases from MB Ingenia totaling $Nil for the six months ended June 30, 2015, and $24,194 for the six months ended June 30, 2014. HPIL HEALTHCARE Inc. made equipment purchases from MB Ingenia totaling $Nil for the three months ended June 30, 2015, and 2014. Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of the Company.

The Company had advances receivable from MB Ingenia of $183,605 as of June 30, 2015 and $241,746 as of December 31, 2014, for the production of the IFLOR Device - Standard Version units.  These advances have been classified as current as at June 30, 2015 and will be settled upon delivery of the IFLOR Device – Standard Version units within the next 12 months. The Company is in the process of completing production of the IFLOR Device - Standard Version samples and packaging mock ups in connection with the Product Reseller Agreement (as defined in the Note 7). During the three months and six months ended June 30, 2015, $58,141 of the advance was settled upon delivery of IFLOR Device units.

The Company uses MB Ingenia for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli.  For the six months ended June 30, 2015 and 2014, the Company incurred expenses of $27,229  and $24,910, respectively, in relation to these services. For the three months ended June 30, 2015 and 2014, the Company incurred expenses of $13,264 and $12,488, respectively, in relation to these services. For the six months ended June 30, 2015, and 2014 the Company incurred reimbursements for handling and storage expense of $8,158 and $Nil, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc. For the three months ended June 30, 2015, and 2014 the Company incurred reimbursements for handling and storage expense of $8,158 and $Nil in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc. For the six months ended June 30, 2015, and 2014 the Company incurred research and developments costs of $17,544 and $Nil, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc. For the three months ended June 30, 2015, and 2014 the Company incurred in research and developments costs of $17,544 and $Nil, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC (“Amersey”), a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Amersey will continue to provide office space, office identity and assist the Company with corporate, financial, administrative and management records.  For the six months ended June 30, 2015 and 2014, the Company incurred expenses of $35,000  and $30,000, respectively, in relation to these services. For the three months ended June 30, 2015 and 2014, the Company incurred expenses of $15,000  in relation to these services. As at June 30, 2015, and December 31, 2014, $5,000 and $Nil, respectively, are recorded as prepaid expenses in the unaudited condensed consolidated interim balance sheet.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers and corporate services.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR.  For the six months ended June 30, 2015 and 2014, the Company incurred expenses of $8,388 and $3,147, respectively, in relation to these services. For the three months ended June 30, 2015 and 2014, the Company incurred expenses of $7,241 and $2,280, respectively, in relation to these services. As at June 30, 2015, and December 31, 2014, $1,200 and $1,700 are recorded as prepaid expenses in the unaudited condensed consolidated interim balance sheet.

The Company uses the services of Freeland Venture Resources LLC, for Edgar filings and consulting services.  Mr. Amersey is a control person in Freeland Venture Resources LLC.  For the six months ended June 30, 2015 and 2014, the Company incurred expenses of $5,435 and $7,610, respectively, in relation to these services. For the three months ended June 30, 2015 and 2014, the Company incurred expenses of $3,925 and $7,610, respectively, in relation to these services.

The Company uses the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases and consulting services.  Cheerful is owned by Mr. Amersey’s children. For the six months June 30, 2015 and 2014, the Company incurred expenses of $9,439 and $3,730, respectively, in relation to these services. For the three months June 30, 2015 and 2014, the Company incurred expenses of $5,760 and $3,730, respectively, in relation to these services. As at June 30, 2015, and December 31, 2014, $Nil and $545 are recorded as prepaid expenses in the unaudited condensed consolidated interim balance sheet.

NOTE 6 – BRAND LICENSE

On December 29, 2014, the Company, entered into a Brand License Agreement with World Traditional Fudokan Shotokan Karate-Do Federation (“WTFSKF”), a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to HPIL the License to use the Marks of WTFSKF and manufacture and sell the Products bearing the Marks. Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, HPIL will pay to WTFSKF an ongoing License Fee.  Additionally, HPIL issued to WTFSKF 752,000 shares of treasury common stock (the “Shares”) of HPIL in accordance with the Brand License Agreement. WTFSKF has agreed to provide to HPIL annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”).  The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage.  Additionally, pursuant to the Brand License Agreement, HPIL may require WTFSKF to either return the Shares or pay to HPIL the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if HPIL terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement.  The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement. The Brand License totaling $6,805,600 was measured based on the fair value of the stock issued.

The Company will amortize the license over the contractual life of the asset of 25 years. No amortization has been recognized as of June 30, 2015, as the Brand License Agreement does not commence until 2018.

NOTE 7 – COMMITMENTS

On October 9, 2014, HPIL HEALTHCARE Inc. entered into a Product Reseller Agreement (the “Product Reseller Agreement”) with WTFSKF (the Product Reseller Agreement remains an asset of the Company following the merger of HPIL HEALTHCARE Inc. with and into the Company effective as of May 28, 2015).  Pursuant to the Product Reseller Agreement, beginning in 2017, HPIL HEALTHCARE Inc. will supply its IFLOR Device - Standard Version to WTFSKF for resale exclusively at WTFSKF-sanctioned events and through the WTFSKF members and their official affiliates.  The initial term of the Product Reseller Agreement lasts until December 31, 2019, at which time the Agreement will automatically renew for 3 year terms unless and until either party provides notice of non-renewal or terminates the Product Reseller Agreement pursuant to the terms thereof.  Under the Product Reseller Agreement, WTFSKF has committed to order a minimum of 1,500,000 units of the IFLOR Device - Standard Version from January 1, 2017, through December 31, 2019, pursuant to annual purchase orders.

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

HPIL Holding (herein referred to as “we”, “us”, “our”, or the “Company”) is an early stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc.  On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada.  As part of the merger, we changed our name to Trim Holding Group.

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

On September 10, 2012, the Company organized six new subsidiary companies.  Each of these subsidiary companies was wholly owned (100%) by the Company.  The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc.  These companies were organized with the intention of satisfying the various growth strategies of the Company.  Each of the subsidiary companies was merged with and into the Company effective as of May 28, 2015 (as more fully discussed below is subsection (c) of this Item 2, Material Transactions and Other Significant Business Transactions Overview).

(b)	Historical Transactions.

On October 16, 2012, HPIL HEALTHCARE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) was approved to develop certain patents and related business and product owned by the Company related to a “Massage Vibrator for the Relief of Aches and Pain”, and to begin manufacture the Stimulating Massage Device in accordance with the patents.

On November 27, 2012, HPIL ART&CULTURE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a cooperation agreement with the World Traditional Fudokan Shotokan Karate-Do Federation (“WTFSKF”), a worldwide karate federation, to develop and cooperate to expand potential projects between the parties.  The cooperation agreement with WTFSKF expired according to its terms on November 27, 2014; however, the parties continue to follow the terms of the cooperation agreement.

On December 4, 2012, HPIL ART&CULTURE Inc. entered into a cooperation agreement with Social Art World Ltd., a private company focused on investing in the art sector. The parties will work cooperatively to develop and expand potential projects.  The December 2012 cooperation agreement has since expired according to its terms in December 2014 and has been replaced by a new cooperation agreement on substantially the same terms executed on December 1, 2014.  Mauro Falaschi, who served as a director of the Company from January 2015 until his resignation effective May 23, 2015, is the founder and currently the president, a director and major shareholder of SOCIAL ART WORLD Ltd.

On December 20, 2012, HPIL ENERGYTECH Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a cooperation agreement with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions.  In accordance with the cooperation agreement, the parties will work cooperatively to develop and expand potential projects.  The December 2012 cooperation agreement has since expired according to its terms in December 2013 and the parties continued working together without an agreement in place until executing a new cooperation agreement on substantially the same terms on October 30, 2014.  The Company’s CFO is also the Chairman of the Board of TrueSkill Energen Pvt. Ltd.

On February 22, 2013, HPIL granted to HPIL HEALTHCARE Inc. an exclusive license to use the patents relating to the “Massage Vibrator for the Relief of Aches and Pain” for the production, use, or sale of the resulting products throughout the world and especially in countries where we own the patents rights.  The name of the initial product utilizing the patents rights is “IFLOR, Stimulating Massage Device” (the “IFLOR Device”), which the Company has authorized HPIL HEALTHCARE Inc. to develop, industrialize and manufacture.  During 2013, the Company did not record any carrying value for these patents rights.  However, during the fourth quarter of 2014, the Company determined that it was appropriate to assign a nominal value to the patents as an asset of the Company.  Therefore, the Company recorded a carrying value of $1.00 for the patents rights related to the IFLOR Business.  The license of the patent rights to HPIL HEALTHCARE Inc. was terminated as it was no longer necessary when HPIL HEALTHCARE Inc. was merged with and into the Company effective as of May 28, 2015.  HPIL continues to own the patent rights related to the IFLOR Business.

On August 20, 2013, HPIL GLOBALCOM Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a cooperation agreement with 2Evolution Studios, a private company focused on investing in the communication sector, through which the parties agreed to work cooperatively to develop and expand potential projects.

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

On January 5, 2015, HPIL ENERGYTECH Inc. entered into a cooperation agreement with GINARES GROUP AG, a private company focused on providing independent global and local renewable energy solutions. Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand potential projects.

On January 15, 2015, HPIL HEALTHCARE Inc. entered into a cooperation agreement with COEUS TECHNOLOGY Inc., a private company focused on investing in the healthcare and environmental sectors.  Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand potential projects.

On March 23, 2015, HPIL ENERGYTECH Inc. entered into a cooperation agreement with ARBORWIND LLC, a private limited liability company focused on marketing renewable energy products and solutions.  Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand potential projects.

(c)	Material Transactions and Other Significant Business Transactions Overview.

On May 27, 2015, the Company entered into a Plan of Merger (the “Plan of Merger”) with its six wholly owned subsidiaries (collectively, the “Subsidiaries” and, each individually a “Subsidiary”), HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. in an effort to consolidate and simplify the Company’s operations and accounting practices.  In accordance with the Plan of Merger, Articles of Merger were completed, executed, and filed with the Nevada Secretary of State making the merger effective as of May 28, 2015 (the “Merger Effective Date”).  Pursuant to the terms of the Plan of Merger, as of the Merger Effective Date, all shares of each Subsidiary were canceled and each Subsidiary merged with and into the Company and ceased to exist, with the Company remaining as the sole surviving entity.  As a result of the merger, the Company is the successor to all rights and obligations of each of the Subsidiaries.  We do not expect the merger to materially affect our business plan or the Company’s continued pursuit thereof.

(d)	Business of Issuer.

We have continued to pursue our business plan of making investments in companies, as more particularly described in subsection (a) above, and expect that we will continue on that business plan for the foreseeable future.  Also, the Company will continue to concentrate on the development of the IFLOR Business line to produce the IFLOR Device.  We are currently in the advanced planning stages of our marketing efforts and hope to continue generating interest in the IFLOR Device through existing strategic cooperation agreements and other consumer outreach and feedback.  Design and initial molding of the IFLOR Device - Standard Version is now complete and we have engaged an initial manufacturer to make product samples related to both the Product Reseller Agreement we executed with WTFSKF in October 2014 (the “Product Reseller Agreement”) and for further marketing and testing purposes.

Pursuant to the Product Reseller Agreement with WTFSKF, we will supply a total of 1,500,000 units of the IFLOR Device - Standard Version over a three (3) year period beginning in January of 2017.  To meet the initial orders expected under the Product Reseller Agreement, we believe it will be necessary to commence production of the IFLOR Device - Standard Version no later than the second quarter of 2016.  Over the next approximately four (4) months, we plan to finalize the IFLOR Device - Standard Version model and related graphic design and packaging that will be sold under the Product Reseller Agreement and present samples to the purchaser for final approval prior to manufacturing.  During the three months ended June 30, 2015, we received an initial shipment of the IFLOR Device - Standard Version samples from our manufacturer, MB Ingenia SRL.  These samples are intended for continued market testing in connection with the Product Reseller Agreement.

Despite the execution of the Product Reseller Agreement, we intend to continue developing potential customer relationships and anticipate pursuing additional potential customer orders for the IFLOR Device through the remainder of 2015.  In addition, we continue our evaluations of the results of our past marketing efforts, anticipated demand for the IFLOR Device and strategic production efficiencies to meet projected demand.  We plan to continue these evaluations during the second half of 2015 parallel with continuing to finalize production details related to the Product Reseller Agreement.  Based on early indications of these evaluations and the expected orders pursuant to the Product Reseller Agreement, we continue to develop an estimation of our target production needs for the IFLOR Device.  As of the date of this Quarterly Report, our production capacity remains insufficient to meet the currently anticipated target production needs related to the Product Reseller Agreement and otherwise expected.  We plan to continue developing our production plans accordingly throughout 2015, including the potential engagement of additional manufacturers, evaluation of potential Company-operated manufacturing capabilities, and the production of additional molds to increase production capacity in line with projected needs.

Our ability to meet our projected production and distribution goals with respect to the IFLOR may be adversely affected by a number of factors, some of which may include:

•        Our inability to generate additional customer orders for the IFLOR Device to a level necessitating scaled production and distribution of the IFLOR Device;

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

Based on the Product Reseller Agreement, we currently expect to commence operations with respect to production of the IFLOR Device - Standard Version no later than the second quarter of 2016.  Additionally, during December 2014, the Company began the study and development of the IFLOR Device - Plus Version, and we expect to begin design, molding, product samples and packaging mock ups for marketing testing in late 2015.  However, due to various circumstances, such as the unknown definitive completion date manufacturing of the remaining product samples and ongoing evaluations being conducted by the Company regarding our prior marketing efforts, expected product demand, additional customer orders, product manufacturing and rollout schedules, and product samples received to date, our production commencement schedule may be accelerated or delayed.

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

While we are still in the conceptual stages of the line of business that may be developed under the Brand License Agreement, throughout the next approximately twenty-five (25) months we intend to take steps necessary to bring the Product to market in a timely fashion, chiefly among them:

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

Liquidity and Capital Resources

We are an early stage company focused on developing our business in the Healthcare, Environmental Quality, Energy and Real Estate sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors and continue efforts to bring the IFLOR Device to market and begin market and design evaluations of the Products related to the Brand License Agreement.  As we have commenced only limited operations and have yet to reach full operations, particularly with respect to our principal business objective, the IFLOR Device and the Products related to the Brand License Agreement, we have not earned substantial revenues to date other than those revenues generated from a consulting arrangement entered into during 2014, both of which were terminated during the first quarter of 2015.

Net cash (used in) operating activities.  During the six months ended June 30, 2015, net cash used in operating activities was $(363,354) compared with $(305,945) used in operating activities for the six months ended June 30, 2014.  The cash flow used in operating activities in the six months ended June 30, 2015, was primarily the result of incurred operating expenses without sufficient current revenue generating a net loss.  The cash flow used in operating activities in the six months ended June 30, 2014, was primarily the result of incurred operating expenses without sufficient current revenue generating a net loss.

Net cash provided by (used in) investing activities.  During the six months ended June 30, 2015, net cash used in investing activities was $Nil compared with $(16,030) used in investing activities for the six months ended June 30, 2014.  The Company did not engage in any activities generating or using cash flow that it classified as investing activities in the six months ended June 30, 2015. The cash flow used in investing activities in the six months ended June 30, 2014, was primarily the result of the acquisition of molds and designs for the business associated with the IFLOR Device, partially offset by repayments from related parties.

Net cash provided by financing activities.  During the six months ended June 30, 2015, net cash provided by financing activities was $Nil compared with $349,975 provided by financing activities for the six months ended June 30, 2014.  The Company did not engage in any activities generating or using cash flow that it classified as financing activities in the six months ended June 30, 2015.  The cash flow provided by financing activities in the six months ended June 30, 2014, was primarily the result of proceeds from the issuance of the Company’s preferred stock (which was subsequently converted to common stock of the Company).

As of June 30, 2015, we had cash on hand of $81,715 and current liabilities of $22,000.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses through the remainder of 2015 and for the foreseeable future.  As of June 30, 2015, the Company has commenced limited operations but has yet to reach full operations.  Expenses incurred from February 17, 2004 (date of inception) through June 30, 2015, relate primarily to the Company’s formation and general administrative activities.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Additionally, the report of the Company’s independent registered public accounting firm on the Company’s consolidated financial statements as of and for the years ended December 31, 2014 and 2013 contained an emphasis of a matter paragraph stating this uncertainty.  The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide for the continuation of its operations.  The Company is also prepared to re-evaluate its expense load, if necessary, to determine whether any efficiency can be achieved prior to the commencement of substantial operations related to the Product Reseller Agreement or other potential operations identified by the Company.  Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through June 30, 2016.  Moreover, the Company’s majority stockholder has indicated his ability to provide financial support to the Company for the continuation of its operations, should it be necessary.  Despite the execution of the Product Reseller Agreement and the Brand License Agreement, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

As we are an early stage company, we have commenced only limited operations and have yet to reach full operations; therefore, we have little operations to report at this time.  Our main focus has been on the development of our business plan.  Aside from the execution of the two (2) consulting agreements during 2014 (both of which were terminated during the first quarter of 2015), entering into the Product Reseller Agreement, pursuant to which we will supply the IFLOR Device - Standard Version beginning in January of 2017, and entering into the Brand License Agreement, pursuant to which we have acquired a license to use certain logos, names, and marks of WTFSKF for commercial sales of certain Product (clothing, accessories and certain sporting goods) beginning in January of 2018, we have made no sales and all expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company and beginning stages of business activities related to the IFLOR Device.

Comparison of Three Months Ended June 30, 2015, to Three Months Ended June 30, 2014.

Consulting Revenue.  Consulting revenue decreased to $Nil for the three months ended June 30, 2015, from $30,000 for the three months ended June 30, 2014.  The decrease in consulting revenue is primarily related to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements.

General and Administrative Expenses.  General and administrative expenses increased to $213,603 for the three months ended June 30, 2015, from $162,116 for the three months ended June 30, 2014.  The increase in general and administrative expenses is primarily related to an increase in accounting-related and professional fees.

Research and Development Costs.  Research and development costs increased to $17,544 for the three months ended, June 30, 2015, from $Nil for the three months ended June 30, 2014.  The increase in research and development costs is primarily related to an increase in research and development costs for the Company’s product, IFLOR Device - Plus Version.

Equity Losses in Unconsolidated Affiliate.  Equity losses in unconsolidated affiliate decreased to $Nil for the three months ended June 30, 2015, from $3,765 for the three months ended June 30, 2014.  The decrease in equity losses in unconsolidated affiliate is primarily related to the decrease in the unconsolidated affiliate’s losses during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.  The equity losses in unconsolidated affiliate recorded represents the Company’s proportionate shares of the affiliate’s losses for the applicable period.

Net Income (loss).  For the three months ended June 30, 2015, we incurred a net loss of $(230,607) as compared to a net loss of $(135,881) for the three months ended June 30, 2014.  The net loss was primarily a result of expenses incurred without generating sufficient revenue.  The increase in net loss was primarily a result of increased expenses incurred in conjunction with a decrease in revenue generated during the period.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Consulting Revenue.  Consulting revenue increased to $35,000 for the six months ended June 30, 2015, from $30,000 for the six months ended June 30, 2014.  The increase in consulting revenue is primarily related to additional revenue generated from a consulting agreement executed in December 2014, which was subsequently terminated during the first quarter of 2015.

General and Administrative Expenses.  General and administrative expenses increased to $358,852 for the six months ended June 30, 2015, from $295,144 for the six months ended June 30, 2014.  The increase in general and administrative expenses is primarily related to an increase in accounting-related and professional fees.

Research and Development Costs.  Research and development costs increased to $42,549 for the six months ended, June 30, 2015, from $Nil for the six months ended June 30, 2014.  The increase in research and development costs is primarily related to an increase in research and development costs for the Company’s Brand License Agreement with WTFSKF, and to an increase in research and development costs for the Company’s product, IFLOR Device - Plus Version.

Equity Losses in Unconsolidated Affiliate.  Equity losses in unconsolidated affiliate increased to $5,027 for the six months ended June 30, 2015, from $3,765 for the six months ended June 30, 2014.  The increase in equity losses in unconsolidated affiliate is primarily related to the increased in the unconsolidated affiliate’s losses during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.  The equity losses in unconsolidated affiliate recorded represents the Company’s proportionate shares of the affiliate’s losses for the applicable period.

Net Income (loss).  For the six months ended June 30, 2015, we incurred a net loss of $(371,428) as compared to a net loss of $(268,909) for the six months ended June 30, 2014.  The net loss was primarily a result of expenses incurred without generating sufficient revenue.  The increase in net loss was primarily a result of an increased expenses incurred during the period, in particular accounting-related and professional fees, and research and development costs related to the Brand License Agreement.

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

Not Applicable.

(c)          Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Plan of Merger by and among HPIL Holding, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. dated May 27, 2015

*3.1	Articles of Incorporation

*3.2	By-laws

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
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

HPIL Holding

Dated: July 15, 2015	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: July 15, 2015	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer