Form 10-Q
period 2015-09-30
HPIL HOLDING
filed 2015-10-21
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 21, 2015, there were 57,523,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

i

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Expressed in US Dollars)

	As of	As of
	September 30,	December 31,
	2015	2014

ASSETS

Current Assets:
Cash	$30,144	$445,069
Inventory	44,480	-
Advances to related parties (note 5)	183,605	-
Prepaid expenses (note 5)	-	17,221
Total current assets	258,229	462,290

Equipment	299,765	299,765
Investment in unconsolidated affiliate (note 3)	5,453	15,933
Brand license (note 6)	6,805,600	6,805,600
Patents	1	1
Advances to related parties (note 5)	-	241,746
Total other assets	7,110,819	7,363,045

Total assets	$7,369,048	$7,825,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$29,250	$43,635
Total current liabilities	29,250	43,635

Stockholders’ Equity
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; Nil issued and outstanding
at September 30, 2015, and December 31, 2014.	-	-
Preferred stock, series 1, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and outstanding
at September 30, 2015 and December 31, 2014.	-	-
Common stock par value $0.0001; 400,000,000 shares authorized;
57,523,000 and 57,698,000 issued and outstanding
at September 30, 2015 and December 31, 2014, respectively. (note 3)	5,752	5,770
Additional paid-in capital	10,139,581	10,314,563
Accumulated deficit	(2,805,535)	(2,538,633)
Total Stockholders’ Equity	7,339,798	7,781,700

Total Liabilities and Stockholders' Equity	$7,369,048	$7,825,335
Going Concern (note 1)
Commitments (note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Consulting revenue (note 4)	$-	$90,000	$35,000	$120,000

Expenses:
General and administrative (note 5)	58,989	84,636	417,841	379,780
Research & development (note 5)	6,032	-	48,581	-
Equity loss in unconsolidated affiliate	-	6,294	5,027	10,059
Total expenses	65,021	90,930	471,449	389,839

Other income (expense):
Disposition of unconsolidated affiliate (note 3)	169,547	-	169,547	-
Preferred dividend from beneficial conversion feature	-	-	-	(66,000)

Net income (loss) available to common shareholders	$104,526	$(930)	$(266,902)	$(335,839)

Common shares
Outstanding - Basic and diluted	57,680,880	56,896,000	57,692,231	56,896,000

Net income (loss) per common shares
Outstanding - Basic and diluted	$0.002	$(0.000)	$(0.005)	$(0.006)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(266,902)	$(335,839)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	5,027	10,059
Disposition of unconsolidated affiliate	(169,547)	-
Preferred dividend from beneficial conversion feature	-	66,000
Adjustments for changes in working capital:
Inventory	(44,480)	-
Advances settled in exchange for inventory	58,141	-
Prepaid expenses	17,221	(10,000)
Accounts payable and accrued expenses	(14,385)	(48,965)
NET CASH USED IN OPERATING ACTIVITIES	(414,925)	(318,745)

INVESTING ACTIVITIES:
Net repayment from related parties	-	8,164
Expenditures for equipment	-	(24,194)
NET CASH USED IN INVESTING ACTIVITIES:	-	(16,030)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	-	349,975
NET CASH PROVIDED BY FINANCING ACTIVITIES:	-	349,975

NET (DECREASE) INCREASE IN CASH	(414,925)	15,200

CASH - BEGINNING OF PERIOD	445,069	401,723

CASH - END OF PERIOD	$30,144	$416,923

HPIL Holding shares received as consideration in disposition of interest in unconsolidated affiliate	$175,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations and Going Concern

HPIL Holding (referred to in this report as “HPIL” or the “Company”) (formerly Trim Holding Group) was incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. A substantial part of the Company’s activities were involved in developing a business plan to market and distribute fashion products.  On June 16, 2009, the majority interest in the Company was purchased in a private agreement by Mr. Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses. On October 7, 2009, the Company merged with and into Trim Nevada, Inc., which became the surviving corporation.  The merger did not result in any change in the Company’s management, assets, liabilities, net worth or location of principal executive offices. However, this merger changed the legal domicile of the Company from Delaware to Nevada where Trim Nevada, Inc. was incorporated.  Each outstanding share of TNT Designs, Inc. was automatically converted into one share of the common stock of Trim Nevada, Inc. Pursuant to the merger, the Company changed its name from TNT Designs, Inc. to Trim Holding Group and announced the change in the Company’s business focus to health care and environmental quality sectors. Afterwards the Company determined it no longer needed its inactive subsidiaries, and as such, all three subsidiaries were dissolved. On May 21, 2012, the Company changed its name to HPIL Holding.

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

On May 27, 2015, the Company entered into a Plan of Merger (the “Plan of Merger”) with its Subsidiaries in an effort to consolidate and simplify the Company’s operations and accounting practices.  In accordance with the Plan of Merger, Articles of Merger were completed, executed, and filed with the Nevada Secretary of State making the merger effective as of May 28, 2015 (the “Merger Effective Date”).  Pursuant to the terms of the Plan of Merger, as of the Merger Effective Date, all shares of each Subsidiary were canceled and each Subsidiary merged with and into the Company and ceased to exist, with the Company remaining as the sole surviving entity.  As a result of the merger, the Company is the successor to all rights and obligations of each of the Subsidiaries.  The Company does not expect the merger to materially affect the business plan or the Company’s continued pursuit thereof.

The concentration of the Company has become the development of the IFLOR Business to produce a “Massage Vibrator for the Relief of Aches and Pain” product, the IFLOR Stimulating Massage Device (the “IFLOR Device”). The Company is in the process of completing production of IFLOR Device - Standard Version samples and packaging mock ups in connection with the Product Reseller Agreement (as defined in Note 7).  During December 2014, the Company began the study and development of the IFLOR Device - Plus Version. The Company has completed initial product design and prototyping and has started developing molding designs and preliminary market testing.  The Company expects to finalize molding designs during the fourth quarter of 2015, and begin preparing molds and samples for more in-depth market testing during the first half of 2016.  Due to various circumstances, such as the unknown definitive completion date of product sample manufacturing and ongoing evaluations being conducted by the Company regarding its prior marketing efforts, expected product demand, product manufacturing and rollout schedules, the Company cannot currently determine with confidence when the Company expects to commence operations with respect to production of the IFLOR Device.

As of September 30, 2015, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2015.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

Investment in Unconsolidated Affiliate

The equity method of accounting, as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”, is used when a company is able to exercise significant influence over the entity’s operations, which generally occurs when a company has an ownership interest of between 20% and 50% in an entity.  The cost method of accounting is used when a company does not exercise significant influence, generally when a company has an ownership interest of less than 20%. As of September 17, 2015, the Company’s 32% investment in Haesler Real Estate Management SA (“HREM”) was accounted for under the equity method of accounting. As of September 17, 2015, the carrying amount of the investment was equal to the Company’s equity interest of the carrying amount of the net assets of HREM. On September 17, 2015, the Company entered into an Amendment Agreement (“Amendment Agreement”) with Daniel Haesler (“Haesler”), pursuant to which the Company agreed to return 16% of the outstanding ownership in HREM. As a result of the closing of the Amendment Agreement, the Company’s ownership in HREM was reduced from 32% of the outstanding ownership of HREM to 16% of the outstanding ownership of HREM. Starting from September 17, 2015, the Company utilizes the cost method of accounting due to the fact that HREM is a private company and it is therefore not practicable to estimate the fair value of the investment.

Inventory

               Inventory is stated at the lower of cost or market determined using the first-in, first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of IFLOR Device - Standard Version units.

Equipment

The Company’s equipment consists of molds and designs not yet being used in operations at September 30, 2015.  Once placed into operations, the Company will depreciate these assets over their estimated useful lives, expected to range between 5 and 10 years. For the periods ended September 30, 2015 and 2014, the Company has not recorded any depreciation expense related to these assets as they are not yet placed in service.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period and the number of shares of common stock issuable upon assumed exercise of preferred stock provided the result is not anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This new standard provided guidance for the presentation of the disclosure of uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard is effective for annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis.  This new standard provided guidance regarding the consolidation of certain legal entities.  All legal entities are subject to revaluation under the revised consolidation method.  The standard is effective for fiscal periods beginning after December 15, 2015.  The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, Inventory: Simplifying the Measurement of Inventory.  This new standard was issued to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards.  The core principle of this updated guidance is that an entity should measure inventory at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The amendments in ASU 2015-11 apply to inventory that is measured using the first-in, first-out or average cost methods.  ASU 2015-11 amends some of the guidance to more clearly articulate the requirements for the measurement and disclosure of inventory, but the clarifications are not intended to result in any changes in practice other than the change in the subsequent measurement guidance from the lower of costs or market to the lower of costs or net realizable value for inventory.  This standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Company is currently evaluating the impact of the new standard on its consolidated financial statements.

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

On December 29, 2014, the Company entered into a Brand License Agreement with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license to use certain logos, names, and marks of WTFSKF, and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks.  Pursuant to the Brand License Agreement the Company will pay WTFSKF a license fee equal to 5% of the net selling price for the licensed products sold in accordance with the Brand License Agreement, and in addition as a partial consideration for the License, the Company issued to WTFSKF 752,000 shares of its treasury common stock on December 30, 2014 (see Note 6 for further discussion of the Brand License Agreement).

On October 26, 2012, the Company entered into a Quota Purchase Agreement with Haesler, pursuant to which the Company acquired from Haesler 32 quotas of HREM representing 32% of the outstanding ownership in HREM, in exchange for 350,000 shares of common stock of the Company, which was valued at $297,500 at the time of the Quota Purchase Agreement. On September 17, 2015, the Company and Haesler entered into an Amendment Agreement, pursuant to which the Company agreed to return to Haesler 16 quotas of HREM, representing 16% of the outstanding ownership in HREM.  In exchange for the 16 quotas of HREM, Haesler agreed to return to the Company 175,000 shares of common stock of the Company, which was valued at $175,000 at the time of the Amendment Agreement, based on the trading price of the Company’s stock on September 17, 2015.  On September 17, 2015, the Company returned the quotas to Haesler, and on September 22, 2015, Haesler returned the common stock of the Company to the treasury of the Company.  As a result of the closing of the Amendment Agreement, the Company’s ownership in HREM was reduced from 32% of the outstanding ownership of HREM to 16% of the outstanding ownership of HREM. The Company recorded a gain of $169,547 on the disposition of its 16% ownership in HREM included in profit or loss.

NOTE 4 – REVENUE

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

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

HPIL HEALTHCARE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) used the service of MB Ingenia SRL (“MB Ingenia”) for the production of the "Massage Vibrator for the Relief of Aches and Pain". HPIL HEALTHCARE Inc. made equipment purchases from MB Ingenia totaling $Nil for the nine months ended September 30, 2015, and $24,194 for the nine months ended September 30, 2014. HPIL HEALTHCARE Inc. made equipment purchases from MB Ingenia totaling $Nil for the three months ended September 30, 2015, and 2014. Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of the Company.

The Company had advances to MB Ingenia of $183,605 as of September 30, 2015 and $241,746 as of December 31, 2014, for the production of the IFLOR Device - Standard Version units.  These advances have been classified as current asset as at September 30, 2015 and will be settled upon delivery of the IFLOR Device - Standard Version units, which is expected to occur within the next 9  months. The Company is in the process of completing production of the IFLOR Device - Standard Version samples and packaging mock ups in connection with the Product Reseller Agreement (as defined in the Note 7). During the three months and nine months ended September 30, 2015, $Nil and $58,141, respectively of the advance was settled upon delivery of IFLOR Device - Standard Version units.

The Company uses MB Ingenia for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli.  For the nine months ended September 30, 2015 and 2014, the Company incurred expenses of $33,909 and $37,043, respectively, in relation to these services. For the three months ended September 30, 2015 and 2014, the Company incurred expenses of $6,680 and $12,133, respectively, in relation to these services. For the nine months ended September 30, 2015, and 2014 the Company incurred reimbursements for handling and storage expense of $8,158 and $Nil, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc. For the three months ended September 30, 2015, and 2014 the Company incurred reimbursements for handling and storage expense of $Nil in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc. which are included in general and administrative expense.  For the nine months ended September 30, 2015, and 2014 the Company incurred research and developments costs of $23,576 and $Nil, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc. For the three months ended September 30, 2015, and 2014 the Company incurred in research and developments costs of $6,032 and $Nil, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC (“Amersey”), a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Although the consulting agreement expired, Amersey continues to provide office space, office identity and assist the Company with corporate, financial, administrative and management records on the same terms.  For the nine months ended September 30, 2015 and 2014, the Company incurred expenses of $35,000  and $45,000, respectively, in relation to these services. For the three months ended September 30, 2015 and 2014, the Company incurred expenses of $5,000 and $15,000, respectively, in relation to these services, which are included in general and administrative expense.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers and corporate services.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR.  For the nine months ended September 30, 2015 and 2014, the Company incurred expenses of $10,127 and $5,328, respectively, in relation to these services. For the three months ended September 30, 2015 and 2014, the Company incurred expenses of $1,739 and $2,181, respectively, in relation to these services which are included in general and administrative expense. As at September 30, 2015, and December 31, 2014, $Nil and $1,700, respectively, are recorded as prepaid expenses in the unaudited condensed consolidated interim balance sheets.

The Company uses the services of Freeland Venture Resources LLC, for Edgar filings and consulting services.  Mr. Amersey is a control person in Freeland Venture Resources LLC.  For the nine months ended September 30, 2015 and 2014, the Company incurred expenses of $5,585 and $8,830, respectively, in relation to these services. For the three months ended September 30, 2015 and 2014, the Company incurred expenses of $150 and $1,220, respectively, in relation to these services, which are included in general and administrative expense.

The Company uses the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases and consulting services.  Cheerful is owned by Mr. Amersey’s children. For the nine months September 30, 2015 and 2014, the Company incurred expenses of $9,439 and $5,395, respectively, in relation to these services. For the three months September 30, 2015 and 2014, the Company incurred expenses of $Nil and $1,665, respectively, in relation to these services, which are included in general and administrative expense. As at September 30, 2015, and December 31, 2014, $Nil and $545, respectively, are recorded as prepaid expenses in the unaudited condensed consolidated interim balance sheets.

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

The Company will amortize the license over the contractual life of the asset of 25 years. No amortization has been recognized as of September 30, 2015, as the Brand License Agreement does not commence until 2018.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Company is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning the Company’s business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

Overview

(a)	Business Background.

HPIL Holding (herein referred to as the “Company”, “we”, “us”, “our”, or similar phrases, as the context indicates) is an early stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc.  On October 7, 2009, the Company merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing the Company’s domicile from Delaware to Nevada.  As part of the merger, the Company changed its name to Trim Holding Group.

On May 22, 2012, the Company changed its name to HPIL Holding to more fully reflect its current business operations.

On July 18, 2012, the Company changed its business plan, then began focusing on making investments in companies, whether they are public or private enterprises in differing business sectors, which continues to be a focus of the Company today.  The Company does not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses.  Additionally, the Company evaluates the acquisition of intellectual properties and technologies for investment, with a particular interest in the healthcare and environmental quality sectors.  Such investments may be made in the United States and worldwide.

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

On February 22, 2013, HPIL granted to HPIL HEALTHCARE Inc. an exclusive license to use the patents relating to the “Massage Vibrator for the Relief of Aches and Pain” for the production, use, or sale of the resulting products throughout the world and especially in countries where the Company owns the patents rights.  The name of the initial product utilizing the patents rights is “IFLOR, Stimulating Massage Device” (the “IFLOR Device”), which the Company has authorized HPIL HEALTHCARE Inc. to develop, industrialize and manufacture.  During 2013, the Company did not record any carrying value for these patents rights.  However, during the fourth quarter of 2014, the Company determined that it was appropriate to assign a nominal value to the patents as an asset of the Company.  Therefore, the Company recorded a carrying value of $1.00 for the patents rights related to the IFLOR Business.  The license of the patent rights to HPIL HEALTHCARE Inc. was terminated as it was no longer necessary when HPIL HEALTHCARE Inc. was merged with and into the Company effective as of May 28, 2015.  HPIL continues to own the patent rights related to the IFLOR Business.

On August 20, 2013, HPIL GLOBALCOM Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a cooperation agreement with 2Evolution Studios, a private company focused on investing in the communication sector, through which the parties agreed to work cooperatively to develop and expand potential projects. The cooperation agreement with 2Evolution Studios expired according to its terms on August 30, 2015; however, the parties continue to work together without an agreement in place and following substantially the terms of the cooperation agreement.

On December 20, 2013, HPIL HEALTHCARE Inc. entered into a cooperation agreement with MB Ingenia SRL, a private company focused on investing in the healthcare and environmental sectors, through which the parties agreed to work cooperatively to develop and expand potential projects.  Mr. Louis Bertoli was the President and CEO of MB Ingenia SRL until November 28, 2013, at which time Mr. Louis Bertoli’s brother became President and CEO of MB Ingenia SRL. Mr. Louis Bertoli also serves as an executive officer and director of the Company.

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

On October 26, 2012, the Company entered into a Quota Purchase Agreement with Daniel Haesler (“Haesler”), pursuant to which the Company acquired from Haesler 32 quotas of Haesler Real Estate Management SA (“HREM”) representing 32% of the outstanding ownership in HREM, in exchange for 350,000 shares of common stock of the Company, which was valued at $297,500 at the time of the Quota Purchase Agreement. On September 17, 2015, the Company and Haesler entered into an Amendment Agreement, pursuant to which the Company agreed to return to Haesler 16 quotas of HREM, representing 16% of the outstanding ownership in HREM.  In exchange for the 16 quotas of HREM, Haesler agreed to return to the Company 175,000 shares of common stock of the Company, which was valued at $175,000 at the time of the Amendment Agreement, based on the trading price of the Company’s stock on September 17, 2015.  On September 17, 2015, the Company returned the quotas to Haesler, and on September 22, 2015, Haesler returned the common stock of the Company to the treasury of the Company.  As a result of the closing of the Amendment Agreement, the Company’s ownership in HREM was reduced from 32% of the outstanding ownership of HREM to 16% of the outstanding ownership of HREM.  The Company recorded a gain of $169,547 on the disposition of its 16% ownership in HREM included in profit or loss.  The preceding descriptions of the Quota Purchase Agreement and the Amendment Agreement are incomplete and qualified in their entirety by reference to the complete text of the Quota Purchase Agreement and the Amendment Agreement, respectively.  The Quota Purchase Agreement was attached as an Exhibit to the Current Report of HPIL filed November 1, 2012.  The Amendment Agreement was attached as an Exhibit to the Current Report of HPIL filed September 22, 2015.

(d)	Business of Issuer.

The Company has continued to pursue its business plan of making investments in companies, as more particularly described in subsection (a) above, and expect that it will continue on that business plan for the foreseeable future.  Also, the Company will continue to concentrate on the development of the IFLOR Business line to produce the IFLOR Device.  The Company is currently in the advanced planning stages of our marketing efforts and hope to continue generating interest in the IFLOR Device through existing strategic cooperation agreements and other consumer outreach and feedback.  Design and initial molding of the IFLOR Device - Standard Version is now complete and the Company has engaged an initial manufacturer to make product samples related to both the Product Reseller Agreement executed with WTFSKF in October 2014 (the “Product Reseller Agreement”) and for further marketing and testing purposes.  The Company does not have a long-term manufacturing contract with this manufacturer and the samples are manufactured and provided upon request by the Company.

Pursuant to the Product Reseller Agreement with WTFSKF, the Company will supply a total of 1,500,000 units of the IFLOR Device - Standard Version over a three (3) year period beginning in January of 2017.  To meet the initial orders expected under the Product Reseller Agreement, the Company believes it will be necessary to commence production of the IFLOR Device - Standard Version no later than the second quarter of 2016.  Over the next approximately two (2) months, the Company plans to finalize the IFLOR Device - Standard Version model and related graphic design and packaging that will be sold under the Product Reseller Agreement and present samples to the purchaser for final approval prior to manufacturing.  During the three months ended June 30, 2015, the Company received an initial shipment of the IFLOR Device - Standard Version samples from our manufacturer, MB Ingenia SRL.  These samples are intended for continued market testing in connection with the Product Reseller Agreement.

Despite the execution of the Product Reseller Agreement, the Company intends to continue developing potential customer relationships and anticipate pursuing additional potential customer orders for the IFLOR Device through the remainder of 2015.  In addition, the Company continues its evaluations of the results of our past marketing efforts, anticipated demand for the IFLOR Device and strategic production efficiencies to meet projected demand.  The Company plans to continue these evaluations during the last quarter of 2015 parallel with continuing to finalize production details related to the Product Reseller Agreement.  Based on early indications of these evaluations and the expected orders pursuant to the Product Reseller Agreement, the Company continues to develop an estimation of our target production needs for the IFLOR Device.  As of the date of this Quarterly Report, our production capacity remains insufficient to meet the currently anticipated target production needs related to the Product Reseller Agreement and otherwise expected.  The Company plans to continue developing our production plans accordingly throughout 2015 and the first half of 2016, including the potential engagement of additional manufacturers, evaluation of potential Company-operated manufacturing capabilities, and the production of additional molds to increase production capacity in line with projected needs.

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

Based on the Product Reseller Agreement, the Company currently expects to commence operations with respect to production of the IFLOR Device - Standard Version no later than the second quarter of 2016.  Additionally, during December 2014, the Company began the study and development of the IFLOR Device - Plus Version. The Company has completed initial product design and prototyping and has started developing molding designs and preliminary market testing.  The Company expects to finalize molding designs during the fourth quarter of 2015, and begin preparing molds and samples for more in-depth market testing during the first half of 2016.  However, due to various circumstances, such as the unknown definitive completion date manufacturing of the remaining product samples and ongoing evaluations being conducted by the Company regarding our prior marketing efforts, expected product demand, additional customer orders, product manufacturing and rollout schedules, and product samples received to date, our production commencement schedule may be accelerated or delayed.

Additionally, the Company executed a Brand License Agreement with WTFSKF on December 29, 2014 (the “Brand License Agreement”), through which it acquired the exclusive rights to commercially use certain logos, names, and marks of WTFSKF in the production and sale of certain products (clothing, accessories and certain sporting goods; collectively, the “Product”) throughout the world beginning in 2018.  The Company believes the Brand License Agreement provides us with an opportunity to access a revenue stream that is diversified, but complimentary to, that expected to be derived in relation to the Product Reseller Agreement.

While the Company is still in the conceptual stages of the line of business that may be developed under the Brand License Agreement, throughout the next approximately twenty-two (22) months we intend to take steps necessary to bring the Product to market in a timely fashion, chiefly among them:

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

Liquidity and Capital Resources

The Company is an early stage company focused on developing our business in the Healthcare, Environmental Quality, Energy and Real Estate sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in these sectors and continue efforts to bring the IFLOR Device to market and begin market and design evaluations of the Products related to the Brand License Agreement.  As the Company has commenced only limited operations and has yet to reach full operations, particularly with respect to its principal business objective, the IFLOR Device and the Products related to the Brand License Agreement, the Company has not earned substantial revenues to date other than those revenues generated from a consulting arrangement entered into during 2014, both of which were terminated during the first quarter of 2015.

Net cash (used in) operating activities.  During the nine months ended September 30, 2015, net cash used in operating activities was $(414,925) compared with $(318,745) used in operating activities for the nine months ended September 30, 2014.  The cash flow used in operating activities in the nine months ended September 30, 2015, was primarily the result of incurred operating expenses without sufficient current revenue generating a net loss.  The cash flow used in operating activities in the nine months ended September 30, 2014, was primarily the result of incurred operating expenses without sufficient current revenue generating a net loss.

Net cash (used in) investing activities.  During the nine months ended September 30, 2015, net cash used in investing activities was $Nil compared with $(16,030) used in investing activities for the nine months ended September 30, 2014.  The Company did not engage in any activities generating or using cash flow that it classified as investing activities in the nine months ended September 30, 2015. The cash flow used in investing activities in the nine months ended September 30, 2014, was primarily the result of the acquisition of molds and designs for the business associated with the IFLOR Device, partially offset by repayments from related parties.

Net cash provided by financing activities.  During the nine months ended September 30, 2015, net cash provided by financing activities was $Nil compared with $349,975 provided by financing activities for the nine months ended September 30, 2014.  The Company did not engage in any activities generating or using cash flow that it classified as financing activities in the nine months ended September 30, 2015.  The cash flow provided by financing activities in the nine months ended September 30, 2014, was primarily the result of proceeds from the issuance of the Company’s preferred stock (which was subsequently converted to common stock of the Company).

As of September 30, 2015, the Company had cash on hand of $30,144 and current liabilities of $29,250.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses through the remainder of 2015 and for the foreseeable future.  As of September 30, 2015, the Company has commenced limited operations but has yet to reach full operations.  Expenses incurred from February 17, 2004 (date of inception) through September 30, 2015, relate primarily to the Company’s formation and general administrative activities.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Additionally, the report of the Company’s independent registered public accounting firm on the Company’s consolidated financial statements as of and for the years ended December 31, 2014 and 2013 contained an explanatory paragraph stating this uncertainty.  The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide for the continuation of its operations.  The Company is also prepared to re-evaluate its expense load, if necessary, to determine whether any efficiency can be achieved prior to the commencement of substantial operations related to the Product Reseller Agreement or other potential operations identified by the Company.  Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through September 30, 2016.  Moreover, the Company’s majority stockholder has indicated his ability to provide financial support to the Company for the continuation of its operations, should it be necessary.  Despite the execution of the Product Reseller Agreement and the Brand License Agreement, there is no assurance that the Company will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and may cease operations.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

As the Company is an early stage company, it has commenced only limited operations and has yet to reach full operations; therefore, the Company has little operations to report at this time.  The Company’s main focus has been on the development of its business plan.  Aside from the execution of the two (2) consulting agreements during 2014 (both of which were terminated during the first quarter of 2015), entering into the Product Reseller Agreement, pursuant to which the Company will supply the IFLOR Device - Standard Version beginning in January of 2017, and entering into the Brand License Agreement, pursuant to which the Company has acquired a license to use certain logos, names, and marks of WTFSKF for commercial sales of certain Product (clothing, accessories and certain sporting goods) beginning in January of 2018, the Company has made no sales and all expenses to date have related to the development of its business plan and other expenses related to the daily operations of a public company and beginning stages of business activities related to the IFLOR Device.

Comparison of Three Months Ended September 30, 2015, to Three Months Ended September 30, 2014.

Consulting Revenue.  Consulting revenue decreased to $Nil for the three months ended September 30, 2015, from $90,000 for the three months ended September 30, 2014.  The decrease in consulting revenue is primarily related to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements.

General and Administrative Expenses.  General and administrative expenses decreased to $58,989 for the three months ended September 30, 2015, from $84,636 for the three months ended September 30, 2014.  The decrease in general and administrative expenses is primarily related to a decrease in accounting-related and professional fees.

Research and Development Costs.  Research and development costs increased to $6,032 for the three months ended September 30, 2015, from $Nil for the three months ended September 30, 2014.  The increase in research and development costs is primarily related to an increase in research and development costs for the Company’s product, IFLOR Device - Plus Version.

Equity Losses in Unconsolidated Affiliate.  Equity losses in unconsolidated affiliate decreased to $Nil for the three months ended September 30, 2015, from $6,294 for the three months ended September 30, 2014.  The decrease in equity losses in unconsolidated affiliate is primarily related to the decrease in the unconsolidated affiliate’s losses during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  The equity losses in unconsolidated affiliate recorded represents the Company’s proportionate shares of the affiliate’s losses to September 17, 2015, when the Company ceased to have significant influence over the affiliate.

Disposition of Unconsolidated Affiliate.  Disposition of unconsolidated affiliate increased to $169,547 for the three months ended September 30, 2015, from $Nil for the three months ended September 30, 2014.  The increase in disposition of unconsolidated affiliate is primarily related to the Company’s disposition of 16 quotas in HREM during the three months ended September 30, 2015 (see subsection (c) of Item 2 for additional information regarding this transaction).

Net Income (loss).  For the three months ended September 30, 2015, the Company incurred net income of $104,526 as compared to a net loss of $(930) for the three months ended September 30, 2014.  The net income was primarily a result of a gain of $169,547 for the three month period ended September 30, 2015, related to the disposition of 16 quotas of HREM. The decrease in expenses from $90,930 for the three months ended September 30, 2014 to $65,021 for the three months ended September 30, 2014 was primarily a result of decrease in costs incurred in conjunction with a decrease in revenue generated during the period.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

Consulting Revenue.  Consulting revenue decreased to $35,000 for the nine months ended September 30, 2015, from $120,000 for the nine months ended September 30, 2014.  The decrease in consulting revenue is primarily related to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements.

General and Administrative Expenses.  General and administrative expenses increased to $417,841 for the nine months ended September 30, 2015, from $379,780 for the nine months ended September 30, 2014.  The increase in general and administrative expenses is primarily related to an increase in accounting-related and professional fees.

Research and Development Costs.  Research and development costs increased to $48,581 for the nine months ended September 30, 2015, from $Nil for the nine months ended September 30, 2014.  The increase in research and development costs is primarily related to an increase in research and development costs for the Company’s Brand License Agreement with WTFSKF, and to an increase in research and development costs for the Company’s product, IFLOR Device - Plus Version.

Equity Losses in Unconsolidated Affiliate.  Equity losses in unconsolidated affiliate decreased to $5,027 for the nine months ended September 30, 2015, from $10,059 for the nine months ended September 30, 2014.  The decrease in equity losses in unconsolidated affiliate is primarily related to the decrease in the unconsolidated affiliate’s losses during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.  The equity losses in unconsolidated affiliate recorded represents the Company’s proportionate shares of the affiliate’s losses to September 17, 2015, when the Company ceased to have significant influence over the affiliate.

Disposition of Unconsolidated Affiliate.  Disposition of unconsolidated affiliate increased to $169,547 for the nine months ended September 30, 2015, from $Nil for the nine months ended September 30, 2014.  The increase in disposition of unconsolidated affiliate is primarily related to the Company’s disposition of 16 quotas in HREM during the nine months ended September 30, 2015 (see subsection (c) of Item 2 for additional information regarding this transaction).

Net Income (loss).  For the nine months ended September 30, 2015, we incurred a net loss of $(266,902) as compared to a net loss of $(335,839) for the nine months ended September 30, 2014.  The decrease in net loss was primarily a result a gain of $169,547 for the nine-month period ended September 30, 2015, related to the disposition of 16 quotas of HREM.  The increase in total expenses from $389,839 for the nine months ended September 30, 2014 to $471,449 for the nine months ended September 30, 2015 was primarily a result of an increased in accounting-related and professional fees and research and development costs related to the Brand License Agreement during the period.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on the Company’s operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-Q due to limited accounting and reporting personnel and a lack of expertise and segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

None.

(b)          Use of Proceeds.

Not Applicable.

(c)          Affiliated Purchases of Common Stock.

None.

(d)          Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2015	0	N/A	0	0
August 1 - 31, 2015	0	N/A	0	0
September 1 - 30, 2015	175,000	N/A (1)	0	0
Total	175,000	N/A	0	0

(1)   No cash consideration was paid for the shares purchased.  Instead, the consideration for the purchased shares consisted solely of 16 quotas of Haesler Real Estate Management SA.  Please see subsection (c) of Item 2 for further discussion of this transaction

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Plan of Merger by and among HPIL Holding, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. dated May 27, 2015

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Amendment Agreement by and between HPIL Holding and Daniel Haesler dated September 17, 2015

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPIL Holding

Dated: October 21, 2015	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: October 21, 2015	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer