Form 10-K
period 2015-12-31
HPIL HOLDING
filed 2016-08-30
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number: 333-121787

HPIL HOLDING

(Exact name of registrant as specified in its charter)

Nevada	30-0868937
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3738 Coach Cove, Sanford, MI 48657

(Address of Principal Executive Offices)(Zip Code)

(248) 750-1015

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    ☐          No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☒          No     ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☐          No     ☒

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

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter during the fiscal year represented by this Annual Report, was $40,897,950.  This value was computed by reference to the price at which the registrant’s common stock was last sold as of June 30, 2015, and excludes the market value of the registrant’s voting and non-voting common stock beneficially owned by the directors and executive officers of the registrant and known holders of 10% or more of the common stock of the registrant.  These determinations and the underlying assumptions should not be deemed to constitute an admission that all directors and executive officers of the registrant and known holders of 10% or more of the common stock of the registrant are, in fact, affiliates of the registrant, or that there are no other persons who may be deemed to be affiliates of our company.  Further information concerning shareholdings of our directors and executive officers and beneficial owners of more than 5% of the registrant’s outstanding common stock is included in Part III, Item 12 of this Annual Report on Form 10-K.

As of August 30, 2016, the registrant had 47,308,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

HPIL Holding

2015 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2015 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

ITEM 1.	BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to HPIL Holding and its consolidated subsidiaries.

(a)	Business Background.

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

                                                                                                                                                                                                                           (1)

On July 18, 2012, the Company changed its business plan to focus on making investments in companies, whether public or private enterprises, in differing business sectors.  This business plan continues to be a focus of the Company today. The Company does not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses. Additionally, the Company evaluates the acquisition of intellectual properties and technologies for investment, with a particular interest in the healthcare and environmental quality sectors.  Such investments may be made in the United States and worldwide.

On September 10, 2012, the Company organized six new subsidiary companies. Each of these subsidiary companies was wholly owned (100%) by the Company.  The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and ART&CULTURE Inc. These companies were organized with the intention of satisfying the various growth strategies of the Company. Each of the subsidiary companies was merged with and into the Company effective as of May 28, 2015.

(b)	Historical Transactions.

On October 16, 2012, HPIL HEALTHCARE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) was approved to develop certain patents and related business and product owned by the Company related to a “Massage Vibrator for the Relief of Aches and Pain”, and to begin manufacture the Stimulating Massage Device in accordance with the patents. On February 22, 2013, the Company granted to HPIL HEALTHCARE Inc. an exclusive license to use the patents relating to the “Massage Vibrator for the Relief of Aches and Pain” for the production, use, or sale of the resulting products throughout the world and especially in countries where the Company owns the patents rights.  The name of the initial product utilizing the patents rights is “IFLOR, Stimulating Massage Device” (the “IFLOR Device”), which the Company had authorized HPIL HEALTHCARE Inc. to develop, industrialize and manufacture.  During 2013, the Company did not record any carrying value for these patents rights.  However, during the fourth quarter of 2014, the Company determined that it was appropriate to assign a nominal value to the patents as an asset of the Company.  Therefore, the Company recorded a carrying value of $1.00 for the patents rights related to the IFLOR Business.  The license of the patent rights to HPIL HEALTHCARE Inc. was terminated as it was no longer necessary when HPIL HEALTHCARE Inc. was merged with and into the Company effective as of May 28, 2015.  The Company sold the patent rights related to the IFLOR Business to GIOTOS Limited on December 9, 2015 (see section (c) of this Item, “Material Transactions and Other Significant Business Transactions Overview,” for a full description of this transaction).

On November 27, 2012, HPIL ART&CULTURE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a cooperation agreement with the World Traditional Fudokan Shotokan Karate-Do Federation (“WTFSKF”), a worldwide karate federation, to develop and cooperate to expand potential projects between the parties.  The cooperation agreement with WTFSKF expired according to its terms on November 27, 2014; however, the parties continue to follow the terms of the cooperation agreement until December 5, 2015, the effective date of termination of the cooperation agreement pursuant to the Company’s notice sent to WTFSKF on November 4, 2015.

On December 4, 2012, HPIL ART&CULTURE Inc. entered into a cooperation agreement with Social Art World Ltd., a private company focused on investing in the art sector. The parties will work cooperatively to develop and expand potential projects.  The December 2012 cooperation agreement has since expired according to its terms in December 2014 and has been replaced by a new cooperation agreement on substantially the same terms executed on December 1, 2014.  Mauro Falaschi, who served as a director of the Company from January 2015 until his resignation effective May 23, 2015, is the founder and currently the president, a director and major shareholder of SOCIAL ART WORLD Ltd. Subsequently, the Company notified the termination of the cooperation agreement to Social Art World Ltd. on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

On December 20, 2012, HPIL ENERGYTECH Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a cooperation agreement with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions.  In accordance with the cooperation agreement, the parties will work cooperatively to develop and expand potential projects.  The December 2012 cooperation agreement has since expired according to its terms in December 2013 and the parties continued working together without an agreement in place until executing a new cooperation agreement on substantially the same terms until December 5, 2015, the effective date of termination of the cooperation agreement pursuant to the Company’s notice sent to TrueSkill Energen Pvt. Ltd. on November 4, 2015. The Company’s CFO is also the Chairman of the Board of TrueSkill Energen Pvt. Ltd.

On August 20, 2013, HPIL GLOBALCOM Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a cooperation agreement with 2Evolution

                                                                                                                                                                                                                    (2)

Studios, a private company focused on investing in the communication sector, through which the parties agreed to work cooperatively to develop and expand potential projects. The cooperation agreement with 2Evolution Studios expired according to its terms on August 30, 2015; however, the parties continue to work together without an agreement in place and following substantially the terms of the cooperation agreement until December 5, 2015, the effective date of termination of the cooperation agreement pursuant to the Company’s notice sent to 2Evolution Studios on November 4, 2015.

On December 20, 2013, HPIL HEALTHCARE Inc. entered into a cooperation agreement with MB Ingenia SRL, a private company focused on investing in the healthcare and environmental sectors, through which the parties agreed to work cooperatively to develop and expand potential projects.  Mr. Louis Bertoli was the President and CEO of MB Ingenia SRL until November 28, 2013, at which time Mr. Louis Bertoli’s brother became President and CEO of MB Ingenia SRL. Mr. Louis Bertoli also serves as an executive officer and director of the Company. Subsequently, the Company notified the termination of the cooperation agreement to MB Ingenia SRL on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

On November 10, 2014, HPIL ENERGYTECH Inc. entered into a cooperation agreement with ECOVAL & CO. SRL, a private company focused on investing in the energy sector.  Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand potential projects. Subsequently, the Company notified the termination of the cooperation agreement to ECOVAL & CO. SRL on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

On December 29, 2014, the Company, entered into a Brand License Agreement (the “Brand License Agreement”) with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and certain sporting goods) bearing the Marks (the “Products”).  Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, the Company will pay to WTFSKF an ongoing license fee equal to 5% of the revenues from sales of the Products (the “License Fee”).  Additionally, the Company issued to WTFSKF 752,000 shares of treasury common stock of the Company (the “Shares”; the Shares and the License Fee are collectively referred to as the “License Consideration”) in accordance with the Brand License Agreement.  WTFSKF has agreed to provide to the Company annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”).  The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage.  Additionally, pursuant to the Brand License Agreement, the Company may require WTFSKF to either return the Shares or pay to the Company the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if the Company terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement. The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement pursuant to the terms of the thereof.

On January 5, 2015, HPIL ENERGYTECH Inc. entered into a cooperation agreement with GINARES GROUP AG, a private company focused on providing independent global and local renewable energy solutions. Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand potential projects. Subsequently, the Company notified the termination of the cooperation agreement to GINARES GROUP AG on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

On January 15, 2015, HPIL HEALTHCARE Inc. entered into a cooperation agreement with COEUS TECHNOLOGY Inc., a private company focused on investing in the healthcare and environmental sectors.  Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand potential projects. Subsequently, the Company notified the termination of the cooperation agreement to COEUS TECHNOLOGY Inc. on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

On March 23, 2015, HPIL ENERGYTECH Inc. entered into a cooperation agreement with ARBORWIND LLC, a private limited liability company focused on marketing renewable energy products and solutions.  Pursuant to the cooperation agreement, the parties will work cooperatively to develop and expand potential projects. Subsequently, the Company notified the termination of the cooperation agreement to ARBORWIND LLC on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

(c)	Material Transactions and Other Significant Business Transactions Overview.

                                                                                                                                                                                                                               (3)

Described in this section (c) are the business transactions entered into by the Company during the three months ended December 31, 2015, that we consider significant or material.

On October 26, 2012, the Company, through HPIL REAL ESTATE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015), entered into a Purchase Agreement with Daniel Haesler (“Haesler”), pursuant to which the Company acquired from Haesler 32 quotas of Haesler Real Estate Management SA (“HREM”) representing 32% of the outstanding ownership in HREM, in exchange for 350,000 shares of common stock of the Company, which was valued at $297,500 at the time of the Quota Purchase Agreement. On September 17, 2015, the Company and Haesler entered into an Amendment Agreement, pursuant to which the Company agreed to return to Haesler 16 quotas of HREM, representing 16% of the outstanding ownership in HREM. In exchange for the 16 quotas of HREM, Haesler agreed to return to the Company 175,000 shares of common stock of the Company, which was valued at $175,000 at the time of the Amendment Agreement, based on the trading price of the Company’s stock on September 17, 2015.  On September 17, 2015, the Company returned the quotas to Haesler, and on September 22, 2015, Haesler returned the common stock of the Company to the treasury of the Company.  As a result of the closing of the Amendment Agreement, the Company’s ownership in HREM was reduced from 32% of the outstanding ownership of HREM to 16% of the outstanding ownership of HREM.  On November 15, 2015, the Company and Haesler entered into a Second Amendment Agreement, pursuant to which the Company agreed to return to Haesler 16 quotas of HREM, representing 16% of the outstanding ownership in HREM.  In exchange for the 16 quotas of HREM, Haesler agreed to return to the Company 175,000 shares of common stock of the Company, which was valued at $183,750 at the time of the Second Amendment Agreement, based on the trading price of the Company’s stock on November 15, 2015.  On December 2, 2015, the Company returned the quotas to Haesler, and on December 8, 2015, Haesler returned the common stock of the Company to the treasury of the Company. As a result of the closing of the Second Amendment Agreement, the Company’s ownership in HREM was reduced from 16% of the outstanding ownership of HREM to 0% of the outstanding ownership of HREM.  The preceding descriptions of the Purchase Agreement, the First Amendment Agreement, and the Second Amendment Agreement are incomplete and qualified in their entirety by reference to the complete text of the Purchase Agreement, the First Amendment Agreement, and the Second Amendment Agreement, respectively.  The Purchase Agreement was attached as an Exhibit to the Current Report of the Company filed November 1, 2012.  The First Amendment Agreement was attached as an Exhibit to the Current Report of the Company filed September 22, 2015.  The Second Amendment Agreement was attached as an Exhibit to the Current Report of the Company filed November 18, 2015.

On December 5, 2015, the Company entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) with WTFSKF. Pursuant to the Mutual Termination Agreement, the parties terminated a certain Product Reseller Agreement (the “Product Reseller Agreement”) entered into between HPIL HEALTHCARE Inc. and WTSKF on October 9, 2014, pursuant to which, beginning in 2017, HPIL HEALTHCARE Inc. was to supply its IFLOR Stimulating Massage Device - Standard Version to WTFSKF for resale exclusively at WTFSKF-sanctioned events and through the WTFSKF members and their official affiliates.  The termination of the Product Reseller Agreement was mutual, without recourse or the incurrence of penalty by either party thereto, and effective on December 5, 2015.  HPIL HEALTHCARE Inc., formerly a wholly owned subsidiary of the Company, was merged with and into the Company effective as of May 28, 2015, as a result of which the Company succeeded to and assumed all rights and obligations of HPIL HEALTHCARE Inc., including those arising from the Product Reseller Agreement. The preceding descriptions of the Mutual Termination Agreement and Product Reseller Agreement are incomplete and qualified in their entirety by reference to the complete text of the Mutual Termination Agreement and Product Reseller Agreement, respectively, which were included as exhibits to previously filed Current Reports of the Company on Form 8-K on December 9, 2015.

On December 9, 2015, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Agreement”) with GIOTOS Limited, a private limited company organized in the United Kingdom (“GIOTOS”). Pursuant to the Asset Agreement, the Company sold, assigned, conveyed and delivered certain patent rights and other related business processes and know-how related to the IFLOR Device (collectively, the “IFLOR Business”) and certain additional assets related to the IFLOR Business (collectively, the “Additional IFLOR Business”; the Additional IFLOR Business together with the IFLOR Business and Intellectual Property, the “IFLOR Asset”) to GIOTOS, in consideration for 10,040,000 shares of the Company common stock (the “Purchase Price”) transferred from GIOTOS to the Company.  The portion of the Purchase Price allocated as consideration for the IFLOR Business was 9,615,500 shares, and the portion of the Purchase Price allocated as consideration for the Additional IFLOR Business was 424,500 shares.  The Asset Agreement was closed on December 9, 2015, at which time, pursuant to the Asset Agreement, the Company executed and delivered an assignment of the IFLOR Asset to GIOTOS, and GIOTOS transferred the full amount of the Purchase Price to the Company and complete cancellation of the shares composing the Purchase Price on December 16, 2015. Immediately prior to the transaction consummated by the Asset Agreement, GIOTOS owned 50,000,000 shares of the Company common stock. Additionally, GIOTOS is majority owned and operated by Louis Bertoli, who is the Company’s Chairman of the Board and the President and Chief Executive Officer. As of the date of the Asset Agreement, the shares of the company common stock were quoted at $1.30 per share (the “Current Stock Price”), making the total value of the Purchase Price equal to $13,052,000. The Company determined the amount of the

                                                                                                                                                                                                                       (4)

Purchase Price by adding the fair value of the IFLOR Business as of the date was acquired by the Company in 2012 ($12,500,000), as determined by a third-party valuation of the IFLOR Business conducted in 2013 divided by the Current Stock Price, plus the total amount of funds actually expended by the Company in developing the Additional IFLOR Assets ($551,850) divided by the Current Stock Price (the portion of the Purchase Price allocated to each of the IFLOR Business and Additional IFLOR Assets was determined in the same manner). Mr. Bertoli, as an interested director, did not participate in the approval of the Asset Agreement and the Purchase Price by the Board of Directors of the Company.  The foregoing summary of the Asset Agreement is not complete and is qualified in its entirety by reference to the complete text of the Asset Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on December 14, 2015.

(d)	Business of Issuer.

HPIL Holding is a worldwide holding company. The Company is focused on investing in both private and public companies in differing business sectors. The Company does not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, acquires various types of business. Also, the Company evaluates intellectual properties and technologies for potential acquisition, with a particular interest in the healthcare and environmental quality sectors.

During 2015, we terminated various cooperation agreements and the Product Reseller Agreement and divested several of our existing investments, including the IFLOR Asset (as discussed in section (c) of this Item above).  We made these changes to reduce overall expenses related to these agreements and investments and sharpen the focus of our efforts on developing the Brand License Agreement and identifying and vetting potential alternative investments in an effort to increase the efficiency of deploying our resources.  The Company intends to continue to pursue its business plan of making investments in companies and intellectual properties and providing consulting service, and expects that it will continue on that business plan for the foreseeable future.  While the Company is not currently actively marketing any services or products, it will continue on its business plan of actively seeking investment opportunities for the foreseeable future.  Our ability to execute the current business plan may be adversely affected by a number of factors, some of which may include:

•        our inability to identify potential investment opportunities;

•        our inability to finance such investments on terms we believe are favorable to the Company;

•        our inability to negotiate acceptable or favorable terms for investment in identified opportunities;

•        our inability to adequately or accurately identify potential liability exposure and other risks related to investment opportunities;

•        our inability to effectively manage and incorporate new investments opportunities into the Company;

•        changes in the current business plan, as set forth above, based on our strategic market studies and evaluations or other currently unknown factors; or

•        other factors, within or outside of our control, that may affect our ability to execute our business plan in an efficient manner, including, without limitation, acts of God, changes in applicable laws, or inability to engage the necessary or strategic business partners on satisfactory terms.

Moreover, the Company will continue to concentrate on the development of the Brand License Agreement (see section (b) of this Item above) until it will commence in 2018.  While the Company is still in the conceptual stages of the line of business that may be developed under the Brand License Agreement, we intend to explore potential manufacturing, distribution, and other strategic partnerships in connection with the Brand License Agreement.  Additionally, over the next approximately 13 months, we intend to take additional steps necessary to bring the Product to market in a timely fashion, chiefly among them:

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

                                                                                                                                                                                                                       (5)

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

•        inadequate protection of the logos, names, and marks of WTFSKF that are licensed under the Brand License Agreement; or

•        other factors that may affect our ability to reach necessary production, supply, and/or distribution capacity in an efficient manner, including, without limitation, acts of God, changes in labor laws, work stoppages, or inability to engage the necessary or strategic business partners on satisfactory terms.

Employees

We have commenced only limited operations; therefore, we have no full-time employees.  Our officers, Louis Bertoli and Nitin Amersey, and our directors, Louis Bertoli, Nitin Amersey, John B. Mitchell, and John Dunlap, III provide services to us on an as-needed basis.  When we commence full operations, we will need to hire full-time management and administrative support staff.

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

We do not currently lease or own any real property.  We currently maintain our corporate offices at 3738 Coach Cove, Sanford, MI 48657, a space provided by Nitin Amersey, our CFO.  Mr. Amersey does not charge a rental fee and there is no lease or other written agreement associated with the use of this space.

                                                                                                                                                                                                                    (6)

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

Market Information

Before we effectuated the merger on October 7, 2009 (as described herein in the Business Background Section), we traded on the OTC Bulletin Board under the name TNT Designs, Inc. and trade symbol “TNTD”.  After the merger and change in name and business the Company traded on the OTC Bulletin Board under the trade symbol “TRHG”.  On February 23, 2010, TRHG was delisted from the OTC Bulletin Board due to non-timely filings of periodic reports and was subsequently quoted on the Pink Sheets.  From the time of the Company name change on May 22, 2012 (as described herein in the Business Background Section), until April 14, 2016, our Common Stock traded on the OTCQB Market under the symbol “HPIL.” On April 14, 2016, to focus more on the development of our business, we decided to temporarily cease voluntary filing of periodic reports with the Securities and Exchange Commission and transitioned to filing periodic reports through the OTC Disclosure & News Service pursuant to the Pink Basic Disclosure Guidelines.  Therefore, since April 14, 2016, we have traded on the OTC Pink Market under the symbol “HPIL.”  Because we have been operating under our new trade symbol for a relatively short duration of time and have only commenced limited operations of our new business and have generated limited revenue from the new business, there has been limited market activity up to this point in time. The following table sets forth, for the periods indicated, the high and low bid information for our Common Stock as determined from sporadic quotations on the OTC Markets.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2015	High	Low
First Quarter	$9.92	$9.11
Second Quarter	$9.85	$9.25
Third Quarter	$9.25	$1.00
Fourth Quarter	$2.90	$1.00

Security Holders

As of August 30, 2016, there were 47,308,000 common shares outstanding which were held by approximately 422  stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain all of our future earnings to finance the growth and development of our business.

Transfer Agent

                                                                                                                                                                                                                                          (7)

Bay City Transfer Agency and Registrar, Inc. is currently serving as our transfer agent.

Common Stock

We are authorized to issue 400,000,000 shares of common stock with a par value of $0.0001, of which 47,308,000  shares are issued and outstanding as of August 30, 2016.  Each holder of our shares of our common stock is entitled to one (1) vote per share on all matters to be voted upon by the stockholders, including the election of directors.  The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights.  There is no provision in our Articles of Incorporation or By-laws that would delay, defer or prevent a change in control of our Company.

Preferred Stock

As of December 31, 2015, we were authorized to issue 100,000,000 shares of preferred stock. 25,000,000 shares of our preferred stock were designated as Series 1, Class P-1 stock with a par value of $8.75 per share, and the other 75,000,000 shares of preferred stock were designated as Series 1, Class P-2 stock with a par value of $7.00 per share.

On April 19, 2016, we filed an amendment with the Secretary of State of Nevada to amend our Articles of Incorporation, Article IV - Capital Stock, to cancel the Preferred Stock effective as of April 18, 2016.  There were no shares of preferred stock (as defined herein) issued and outstanding as of December 31, 2015, nor as of the date of cancellation of the class, April 18, 2016.

Recent Sales of Unregistered Securities

The Company did not sale or issue any of its unregistered securities during the three months ended December 31, 2015.  However, during this same period, the Company acquired shares of its common stock in two separate transactions.

The Company divested its remaining quotas (16 total) in HREM to Haesler in exchange for 175,000 shares of the Company common stock pursuant to a Second Amendment Agreement dated November 15, 2015 (see section (c) of Item 1, above, for a more detailed description of this transaction).  Additionally, the Company sold the IFLOR Asset to GIOTOS Limited in exchange for 10,040,000 shares of the Company common stock pursuant to an Asset Purchase and Sale Agreement dated December 9, 2015 (see section (c) of Item 1, above, for a more detailed description of this transaction).

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION, AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources.

We are an early stage company focused on developing our business of evaluating for potential investment or acquisition both private and public companies and intellectual properties and technologies in differing business sectors, including, without limitation Healthcare, Environmental Quality, Energy and Real Estate.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan of investing and providing related consulting services in these sectors, continue efforts to begin market and design evaluations of the Products related to the Brand License Agreement (as discussed in Item 1, sections (b) and (d) above).  During 2015, we terminated many of our underperforming agreements and investments to reduce the strain on our resources and redirect those resources to identifying and developing more promising investments.  As we have commenced only limited operations and have yet to reach full operations, particularly with respect to our current principal business objective, currently the Products related to the Brand License Agreement, we have not earned substantial revenues to date other than those revenues generated from two (2) consulting arrangements entered into during 2014, both of which were terminated in the first quarter of 2015.

Net cash used in operating activities.  During the fiscal year ended December 31, 2015, net cash used in operating activities was $(439,603) compared with $(393,693) used in operating activities for the fiscal year ended December 31, 2014.  The cash flow used in operating activities in the fiscal year ended December 31, 2015, was primarily the result of incurred operating expenses and the disposition of our interest in HREM.  The cash flow used in operating activities in the fiscal year ended December 31, 2014, was primarily the result of incurred operating expenses.

                                                                                                                                                                                                                           (8)

Net cash provided by investing activities.  During the fiscal year ended December 31, 2015, net cash provided by investing activities was $Nil compared with $21,064 provided by investing activities for the fiscal year ended December 31, 2014.  The Company did not engage in any activities generating or using cash flow that it classified as investing activities in the fiscal year ended December 31, 2015.  The cash flow provided by investing activities in the fiscal year ended December 31, 2014, was primarily the result of repayment of advances to related party, partially offset by expenditures for equipment.

Net cash provided by financing activities.  During the fiscal year ended December 31, 2015, net cash provided by financing activities was $Nil compared with $415,975 provided by financing activities for the fiscal year ended December 31, 2014.  The Company did not engage in any activities generating or using cash flow that it classified as financing activities in the fiscal year ended December 31, 2015. The cash flow provided by financing activities in the fiscal year ended December 31, 2014, was primarily attributable to proceeds from issuance of preferred stock, which was converted to common stock on November 20, 2014.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future.  Expenses incurred from February 17, 2004, (date of inception) through December 31, 2015, relate primarily to the Company’s formation and general administrative activities.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the report of the Company's independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended December 31, 2015 and 2014 contained an emphasis of a matter paragraph stating this uncertainty. The consolidated financial statements accompanying this Annual Report have been prepared assuming that the Company will continue as a going concern.

During 2014, the Company entered into two (2) consulting agreements that provided a revenue stream of $35,000 per month.  The consulting agreements have since been mutually terminated by the Company and the counterparties thereto due to lack of ongoing need for the consulting services that were to be rendered under the agreements, allowing the Company to focus our full energy and effort on continuing to develop our core business plan and evaluating additional investment and acquisition opportunities.  Also during 2014, we entered into two (2) long term agreements with WTFSKF: the Brand License Agreement (discussed in Item 1, section (b) above) and the Product Reseller Agreement.  We expect to begin generating revenue from the Brand License Agreement during 2018.  The Product Reseller Agreement was mutually terminated on December 5, 2015 (discussed in Item 1, section (c) above).  The Company had negative working capital of $3,160 as of December 31, 2015.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide continuation of its operations.  Additionally, during the latter half of its fiscal year 2015, the Company took steps to reduce its expense load moving forward and is prepared to continue evaluating its expense load, if necessary, to determine whether any efficiency can be achieved prior to generation of revenues sufficient to support increased operations.  Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through December 31, 2016.  Moreover, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and a Director and stockholder of the Company, has indicated his ability to provide financial support to the Company, should it be necessary.  Despite the aforementioned developments in the Company’s financial standing, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(b)	Results of operations.

As the Company is an early stage company, it has commenced only limited operations and has yet to reach full operations; therefore, the Company has little operations to report at this time.  The Company’s main focus has been on the development of its business plan.  Aside from the execution of the two (2) consulting agreements during 2014 (both of which were terminated during the first quarter of 2015), and the Product Reseller Agreement (which was terminated during the fourth quarter of 2015), and entering into the Brand License Agreement, pursuant to which the Company has acquired a license to use certain logos, names, and marks of WTFSKF for commercial sales of certain Product (clothing, accessories and certain sporting goods) beginning in January of 2018, the Company has made no sales nor generated additional revenue and all expenses to date have related to the development of its business plan and other expenses related to the daily operations of a public company and beginning stages of business activities related to the Product and the IFLOR Asset (which the Company sold, as discussed in Item 1, section (c) above).

                                                                                                                                                                                                                     (9)

Comparison of Fiscal Year Ended December 31, 2015 to Fiscal Year Ended December 31, 2014

Consulting Revenue.  Consulting revenue decreased to $35,000 for the fiscal year ended December 31, 2015, from $215,000 the fiscal year ended December 31, 2014.  The decrease in consulting revenue is primarily related to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements.

General and Administrative Expenses.  General and administrative expenses decreased to $421,895 for the fiscal year ended December 31, 2015, from $585,907 for the fiscal year ended December 31, 2014.  The decrease in general and administrative expenses is primarily related to increased expense efficiency resulting in lower professional fees and lower service and technical support.

Research and Development Costs.  Research and development costs increased to $48,581 for the fiscal year ended December 31, 2015, from $Nil for the fiscal year ended December 31, 2014.  The increase in research and development costs is primarily related to an increase in research and development costs for the Company’s Brand License Agreement with WTFSKF and related to our former IFLOR Asset.

Equity Losses in Unconsolidated Affiliate.  Equity losses in unconsolidated affiliate decreased to $5,027 the fiscal year ended December 31, 2015, from $19,682 the fiscal year ended December 31, 2014.  The decrease in equity losses in unconsolidated affiliate is primarily related to the decrease in the unconsolidated affiliate’s losses during the fiscal year ended December 31, 2015, as compared to the fiscal year ended December 31, 2014. The equity losses in unconsolidated affiliate recorded represents the Company’s proportionate shares of the affiliate’s losses to September 17, 2015, when the Company began divesting its ownership of the affiliate and ceased to have significant influence over the affiliate.

Disposition of Unconsolidated Affiliate.  Disposition of unconsolidated affiliate increased to $347,844 for the fiscal year ended December 31, 2015, from $Nil for the fiscal year ended December 31, 2014.  The increase in disposition of unconsolidated affiliate is primarily related to the Company’s disposition of its ownership in HREM (32 quotas representing 32% prior to divesting) during the fiscal year ended December 31, 2015 (see subsection (c) of Item 1 for additional information regarding this transaction).

Net Loss and Comprehensive Loss.  For the fiscal year ended December 31, 2015, we incurred a net loss and comprehensive loss of $(92,659) as compared to a net loss and comprehensive loss of $(390,589) for the fiscal year ended December 31, 2014.  The decrease in net loss was primarily a result of a gain of $347,844 for the fiscal year ended December 31, 2015, related to the disposition of our ownership in HREM (32 quotas representing 32% prior to divesting), and decreased total expenses partially offset by decrease in revenue over the period. The decrease in total expenses from $605,589 for the fiscal year ended December 31, 2014, to $475,503 for the fiscal year ended December 31, 2015, was primarily a result of increased efficiencies in expenses leading to a decrease in professional fees partially offset by increased research and development costs for the Company’s Brand License Agreement with WTFSKF and related to our former IFLOR Asset during the period.

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

                                                                                                                                                                                                                                        (10)

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

To the Board of Directors and Stockholders of HPIL Holding:

We have audited the accompanying consolidated balance sheet of HPIL Holding as of December 31, 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. HPIL Holding’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. HPIL Holding is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of HPIL Holing’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HPIL Holding as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that HPIL Holding will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred continuing losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Ontario

August 30, 2016

                                                                                                                                                                                             (11)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HPIL Holding and Subsidiaries

We have audited the accompanying consolidated balance sheet of HPIL Holding and Subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HPIL Holding and Subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Farmington Hills, Michigan

August 30, 2016

                                                                                                                                                                                           (12)

HPIL Holding
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2015	2014

ASSETS

Current Assets:
Cash	$5,466	$445,069
Prepaid expenses (Note 5)	-	17,221
Total current Assets	5,466	462,290

Other Assets:
Equipment (Note 3)	-	299,765
Investment in unconsolidated affiliate (Note 3)	-	15,933
Brand license (Note 6)	6,805,600	6,805,600
Patents (Note 3)	-	1
Advances to related parties (Note 5)	-	241,746
Total other Assets	6,805,600	7,363,045

Total Assets	$6,811,066	$7,825,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$8,626	$43,635
Total current Liabilities	8,626	43,635

Stockholders’ Equity:
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; Nil issued and outstanding
at December 31, 2015, and December 31, 2014 (Note 9)	-	-
Preferred stock, series 1, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and outstanding
at December 31, 2015 and December 31, 2014 (Note 9)	-	-
Common stock par value $0.0001; 400,000,000 shares authorized;
47,308,000 and 57,698,000 issued and outstanding
at December 31, 2015 and December 31, 2014, respectively (Note 3)	4,731	5,770
Additional paid-in capital	9,429,001	10,314,563
Accumulated deficit	(2,631,292)	(2,538,633)
Total Stockholders’ Equity	6,802,440	7,781,700

Total Liabilities and Stockholders' Equity	$6,811,066	$7,825,335
Going Concern (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                                                                                                          (13)

HPIL Holding
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Consulting revenue (Note 4)	$35,000	$215,000

Expenses:
General and administrative (Note 5)	421,895	585,907
Research and development (Note 5)	48,581	-
Equity loss in unconsolidated affiliate	5,027	19,682
Total expenses	475,503	605,589

Other income (expense):
Disposition of unconsolidated affiliate (Note 3)	347,844	-

Net loss and comprehensive loss	(92,659)	(390,589)

Preferred dividend from beneficial conversion feature (Note 3)	-	(66,000)

Net loss and comprehensive loss available to common shareholders	$(92,659)	$(456,589)

Common shares
Outstanding - Basic and diluted	56,991,986	56,905,874

Net loss per common shares
Outstanding - Basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                                                                                                 (14)

HPIL Holding
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Preferred Stock				Additional		Total
	Series 1, Class P-1		Series 1, Class P-2		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance as of December 31, 2013	-	$-	-	$-	56,896,000	$5,690	$3,027,068	$(2,082,044)	$950,714
Sale preferred stock, private placement, at $7.00 per share (June 12, 2014)	-	-	50,000	350,000	-	-	(25)	-	349,975
Beneficial conversion feature convertible preferred stock (June 12, 2014)	-	-	-	-	-	-	66,000	(66,000)	-
Additional proceeds for sale preferred stock (June 12, 2014)	-	-	-	66,000	-	-	-	-	66,000
Conversion preferred stock into common stock (November 20, 2014)	-	-	(50,000)	(416,000)	50,000	5	415,995	-	-
Issuance common stock, brand license (December 29, 2014)	-	-	-	-	752,000	75	6,805,525	-	6,805,600
Net loss and comprehensive loss for 2014	-	-	-	-	-	-	-	(390,589)	(390,589)
Balance as of December 31, 2014	-	$-	-	$-	57,698,000	$5,770	$10,314,563	$(2,538,633)	$7,781,700

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                                                       (15)

HPIL Holding
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Preferred Stock				Additional		Total
	Series 1, Class P-1		Series 1, Class P-2		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance as of December 31, 2014	-	$-	-	$-	57,698,000	$5,770	$10,314,563	$(2,538,633)	$7,781,700
Cancellation common stock, disposition unconsolidated affiliate, at $1.00 per share (September 17, 2015)	-	-	-	-	(175,000)	(17)	(174,983)	-	(175,000)
Cancellation common stock, disposition unconsolidated affiliate, at $1.05 per share (November 15, 2015)	-	-	-	-	(175,000)	(18)	(183,732)	-	(183,750)
Cancellation common stock, disposition asset, at par value per share (December 9, 2015)	-	-	-	-	(10,040,000)	(1,004)	(526,847)	-	(527,851)
Net loss and comprehensive loss for 2015	-	-	-	-	-	-	-	(92,659)	(92,659)
Balance as of December 31, 2015	-	$-	-	$-	47,308,000	$4,731	$9,429,001	$(2,631,292)	$6,802,440

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                                                                                                                (16)

HPIL Holding
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(92,659)	$(390,589)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	5,027	19,682
Disposition of unconsolidated affiliate	(347,844)	-
Non-cash promotional expenses	13,661	-
Adjustments for changes in working capital:	.
Prepaid expenses	17,221	(17,221)
Accounts payable and accrued expenses	(35,009)	(5,565)
NET CASH USED IN OPERATING ACTIVITIES	(439,603)	(393,693)

INVESTING ACTIVITIES:
Net Repayment from related parties	-	108,162
Expenditures for equipment	-	(87,098)
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	21,064

FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	415,975
NET CASH PROVIDED BY FINANCING ACTIVITIES:	-	415,975

NET (DECREASE) INCREASE IN CASH	(439,603)	43,346

CASH - BEGINNING OF YEAR	445,069	401,723

CASH - END OF YEAR	$5,466	$445,069

Non-Cash Transaction:

HPIL Holding common shares issued as consideration in investment of brand license	$-	$6,805,600

HPIL Holding common shares received as consideration in disposition of interest in unconsolidated affiliate	$358,750	$-

HPIL Holding common shares received as consideration in disposition of patents and related other assets	$527,851	$-

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                                                                                                       (17)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

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

The Company intends that its main activity will be in the business of providing consulting services and of investing in differing business sectors. To begin the implementation of the business plan, on September 10, 2012, the Company organized six subsidiary companies. Each of these subsidiary companies was wholly (100%) owned by the Company. The names of the subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. (collectively, the “Subsidiaries” and, each individually a “Subsidiary”). These companies were organized to implement the various growth strategies of the Company.

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

The concentration of the Company has become the consulting services and the development of products related to the brand license agreement (see Notes 3 and 6), after the disposition of the IFLOR Asset (see Note 3 for further discussion of the disposition of the IFLOR Asset). As of December 31, 2015, the Company has yet to commence substantial operations. Expenses incurred from February 17, 2004 (date of inception) through December 31, 2015 relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2016.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide for the continuation of its operations.  The Company is also prepared to re-evaluate its expense load, if necessary, to determine whether any efficiency can be achieved prior to the commencement of substantial operations related to the Brand License Agreement or other potential operations identified by the Company.  Additionally, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and Director and a stockholder, has indicated his ability to provide financial support to the Company for the continuation of its operations, should it be necessary.

                                                                                                                                                                                                                        (18)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United Stated (“GAAP”), and are expressed in United States dollars.  These consolidated financial statements include the accounts of HPIL Holding and HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART AND CULTURE Inc. (formerly wholly owned subsidiaries of the Company that have been merged with and into the Company effective as of May 28, 2015).  All inter-company balances and transactions have been eliminated on consolidation.

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

As of September 17, 2015, the Company’s 32% investment in Haesler Real Estate Management SA (“HREM”) was accounted for under the equity method of accounting. As of September 17, 2015, the carrying amount of the investment was equal to the Company’s equity interest of the carrying amount of the net assets of HREM. On September 17, 2015, the Company entered into an Amendment Agreement (“Amendment Agreement”) with Daniel Haesler (“Haesler”), pursuant to which the Company agreed to return 16% of the outstanding ownership in HREM. As a result of the closing of the Amendment Agreement, the Company’s ownership in HREM was reduced from 32% of the outstanding ownership of HREM to 16% of the outstanding ownership of HREM. Starting from September 17, 2015, the Company utilizes the cost method of accounting due to the fact that HREM is a private company and it is therefore not practicable to estimate the fair value of the investment.  On November 15, 2015, the Company entered into a Second Amendment Agreement (“Second Amendment Agreement”) with Haesler, pursuant to which the Company agreed to return 16% of the outstanding ownership in HREM. As a result of the closing of the Second Amendment Agreement, the Company’s ownership in HREM was reduced from 16% of the outstanding ownership of HREM to 0% of the outstanding ownership of HREM.

Use of Estimates

The preparation of consolidated financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Significant estimates and assumptions made by the Company are related to the impairment assessment for long-lived assets. Actual results could differ from these estimates.

                                                                                                                                                                                                                        (19)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts reported in the balance sheets for cash and accounts payable and accrued expenses approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the year.

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  All of the Company’s tax returns from inception to December 31, 2014, have been filed to the Internal Revenue Service (“IRS”) on June 3, 2015, and will be subject to examination by the IRS for up to three years after they are filed, and up to four years for the respective states. As of December 31, 2015, and 2014, there were no amounts that are required to be accrued in respect to uncertain tax positions.

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

                                                                                                                                                                             (20)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Research and Development

The Company is engaged in research and development in respect to the Company’s Brand License Agreement with World Traditional Fudokan Shotokan Karate-Do Federation, a worldwide karate federation based in Switzerland (“WTFSKF”), and in respect to the Company’s asset disposed, the IFLOR Asset (Note 3).  Research and development costs are charged as an operating expense as incurred.

Intangible Assets

The Company entered into a brand license agreement (the “Brand License Agreement”) with WTFSKF.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks (see Notes 3 and 6 for further discussion of the Brand License Agreement). The Company will amortize the License over the contractual life of the asset of 25 years. No amortization has been recognized as of December 31, 2015 and 2014, as the Brand License Agreement does not commence until 2018.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the year.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the year and the number of shares of common stock issuable upon assumed exercise of preferred stock provided the result is not anti-dilutive.

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities

During the years ended December 31, 2015 and 2014, the Company had the following non-cash transactions:

	2015	2014
Issuance of 752,000 shares of common stock for investment in Brand License	$-	$6,805,600
Cancellation of 350,000 shares of common stock for disposition of interest in unconsolidated affiliate	358,750	-
Cancellation of 10,040,000 shares of common stock for disposition of asset	527,851	-
Total Non-Cash Transactions	$886,601	$6,805,600

                                                                                                                                                                                                                        (21)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017.  Early adoption is permitted for annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In November 2015, the FASB released ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. Adoption of this guidance is not expected to have any effect on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU simplifies several aspects of the accounting for employee share-based payment transaction. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that that reporting period. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

                                                                                                                                                                                                                      (22)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Issued Accounting Pronouncements - continued

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross vs. Net).  ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.  ASU 2016-10 clarified the implementation guidance on identifying performance obligations.  These ASUs apple to all companies that enter into contracts with customers to transfer goods or services.  There ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017.  Early adoption is permitted, but not before interim and annual periods beginning after December 16, 2016.  Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect or applying these standards at the date of initial application and not adjusting comparative information.  The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligation and Licensing, to clarify the identification of performance obligation as well as the licensing implementation guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients, which clarifies certain core recognition principles including collectability, sales tax presentation, and contract modification, as well as identifies disclosures no longer required if the full retrospective transition method is adopted.

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

On December 29, 2014, the Company entered into a Brand License Agreement with WTFSKF.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license to use certain logos, names, and marks of WTFSKF, and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks.  Pursuant to the Brand License Agreement the Company will pay WTFSKF a license fee equal to 5% of the net selling price for the licensed products sold in accordance with the Brand License Agreement, and in addition as a partial consideration for the License, the Company issued to WTFSKF 752,000 shares of its treasury common stock on December 30, 2014 (see Note 6 for further discussion of the Brand License Agreement).

                                                                                                                                                                                                            (23)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

NOTE 3 – CAPITAL STOCK - CONTINUED

On October 26, 2012, the Company entered into a Quota Purchase Agreement with Haesler, pursuant to which the Company acquired from Haesler 32 quotas of HREM representing 32% of the outstanding ownership in HREM, in exchange for 350,000 shares of common stock of the Company, which was valued at $297,500 at the time of the Quota Purchase Agreement. On September 17, 2015, the Company and Haesler entered into an Amendment Agreement, pursuant to which the Company agreed to return to Haesler 16 quotas of HREM, representing 16% of the outstanding ownership in HREM.  In exchange for the 16 quotas of HREM, Haesler agreed to return to the Company 175,000 shares of common stock of the Company, which was valued at $175,000 at the time of the Amendment Agreement, based on the trading price of the Company’s stock on September 17, 2015.  On September 17, 2015, the Company returned the quotas to Haesler, and on September 22, 2015, Haesler returned the common stock of the Company to the treasury of the Company.  As a result of the closing of the Amendment Agreement, the Company’s ownership in HREM was reduced from 32% of the outstanding ownership of HREM to 16% of the outstanding ownership of HREM. The Company recorded a gain of $169,547 on the disposition of its 16% ownership in HREM included in profit or loss. On November 15, 2015, the Company and Haesler entered into a Second Amendment Agreement, pursuant to which the Company agreed to return to Haesler 16 quotas of HREM, representing 16% of the outstanding ownership in HREM.  In exchange for the 16 quotas of HREM, Haesler agreed to return to the Company 175,000 shares of common stock of the Company, which was valued at $183,750 at the time of the Second Amendment Agreement, based on the trading price of the Company’s stock on November 15, 2015.  On December 2, 2015, the Company returned the quotas to Haesler, and on December 8, 2015, Haesler returned the common stock of the Company to the treasury of the Company.  As a result of the closing of the Amendment Agreement, the Company’s ownership in HREM was reduced from 16% of the outstanding ownership of HREM to 0% of the outstanding ownership of HREM. The Company recorded a gain of $178,297 on the disposition of its 16% ownership in HREM included in profit or loss. During the fiscal year ended December 31, 2015, the Company recorded a total gain of $347,844 on the disposition of its 32% ownership in HREM included in profit or loss.

On December 9, 2015, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Agreement”) with GIOTOS Limited, a private limited company organized in the United Kingdom (“GIOTOS”). Pursuant to the Asset Agreement, the Company sold, assigned, conveyed and delivered certain patent rights and other related business processes and know-how related to the IFLOR Device (collectively, the “IFLOR Business”) and the patents, inventory and equipment related to the IFLOR Business (collectively, the “Additional IFLOR Business”; the Additional IFLOR Business together with the IFLOR Business and Intellectual Property, the “IFLOR Asset”) to GIOTOS, in consideration for 10,040,000 shares of the Company common stock (the “Purchase Price”) transferred from GIOTOS to the Company.  The portion of the Purchase Price allocated as consideration for the IFLOR Business was 9,615,500 shares, and the portion of the Purchase Price allocated as consideration for the Additional IFLOR Business was 424,500 shares.  The Asset Agreement was closed on December 9, 2015, at which time, pursuant to the Asset Agreement, the Company executed and delivered an assignment of the IFLOR Asset to GIOTOS, and GIOTOS transferred the full amount of the Purchase Price to the Company and completed the cancellation of the shares composing the Purchase Price on December 16, 2015. Immediately prior to the transaction consummated by the Asset Agreement, GIOTOS owned 50,000,000 shares of the Company common stock. Additionally, GIOTOS is majority owned and operated by Louis Bertoli, who is the Company’s Chairman of the Board and the President and Chief Executive Officer. As Louis Bertoli is majority owner of GIOTOS the transfer of the IFLOR Business and the Additional IFLOR Business represents a common control transaction and therefore the 10,040,000 shares received as consideration have been valued at $527,851, based on the carrying value of the equipment, inventory and patents given up.

                                                                                                                                                                                                                        (24)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

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

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

HPIL HEALTHCARE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) used the service of MB Ingenia SRL (“MB Ingenia”) for the production of the "Massage Vibrator for the Relief of Aches and Pain".  HPIL HEALTHCARE Inc. made equipment purchases from MB Ingenia totaling $Nil for the fiscal year ended December 31, 2015, and $87,098 for fiscal year ended December 31, 2014.  Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia. Mr. Bertoli also serves as an executive officer and director of the Company. The Company had advances to MB Ingenia of $Nil as of December 31, 2015 and $241,746 as of December 31, 2014, for the production of the IFLOR Device - Standard Version units and components. During the year ended December 31, 2015, $241,746 of the advance was settled upon delivery of IFLOR Device - Standard Version units and components. The Company used MB Ingenia for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli.  For the fiscal year ended December 31, 2015 and 2014, the Company incurred expenses of $36,357 and $48,431, respectively, in relation to these services.  For the fiscal year ended December 31, 2015, and 2014, the Company incurred reimbursements for handling and storage expense of $8,158 and $Nil, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc. which are included in general and administrative expense. For the fiscal year ended December 31, 2015, and 2014 the Company incurred research and developments costs of $23,576 and $Nil, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc.

On July 20, 2009, the Company entered into a two-year consulting agreement with Amersey Investments LLC (“Amersey”), a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Although the consulting agreement expired, Amersey continued to provide office space, office identity and assist the Company with corporate, financial, administrative and management records on the same terms until July 31, 2015.  Mr. Amersey, as a director and officer, continues to provide and offer corporate office and records.  For the fiscal year ended December 31, 2015 and 2014, the Company incurred expenses of $35,000  and $60,000, respectively, in relation to these services which are included in general and administrative expense.

                                                                                                                                                                                                                (25)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES - CONTINUED

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers and corporate services.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR.  For the fiscal year ended December 31, 2015 and 2014, the Company incurred expenses of $9,682 and $12,494, respectively, in relation to these services which are included in general and administrative expense.  As at December 31, 2015, and 2014, $Nil and $1,700, respectively, are recorded as prepaid expenses in the consolidated balance sheets.

The Company uses the services of Freeland Venture Resources LLC, for Edgar filings and consulting services.  Mr. Amersey is a control person in Freeland Venture Resources LLC.  For the fiscal year ended December 31, 2015, and 2014, the Company incurred expenses of $8,040 and $13,045, respectively, in relation to these services which are included in general and administrative expense.

The Company uses the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases and consulting services.  Cheerful is owned by Mr. Amersey’s children.  For the fiscal year ended December 31, 2015 and 2014, the Company incurred expenses of $9,749 and $10,355, respectively, in relation to these services which are included in general and administrative expense.  As at December 31, 2015, and 2014, $Nil and $545, respectively, are recorded as prepaid expenses in the consolidated balance sheets.

NOTE 6 – BRAND LICENSE

On December 29, 2014, the Company, entered into a Brand License Agreement with WTFSKF.  Pursuant to the Brand License Agreement, WTFSKF has granted to HPIL the License to use the Marks of WTFSKF and manufacture and sell the Products bearing the Marks. Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, HPIL will pay to WTFSKF an ongoing License Fee.  Additionally, HPIL issued to WTFSKF 752,000 shares of treasury common stock (the “Shares”) of HPIL in accordance with the Brand License Agreement. WTFSKF has agreed to provide to HPIL annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”).  The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage.  Additionally, pursuant to the Brand License Agreement, HPIL may require WTFSKF to either return the Shares or pay to HPIL the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if HPIL terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement.  The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement. The Brand License totaling $6,805,600 was measured based on the fair value of the stock issued. The Company will amortize the license over the contractual life of the asset of 25 years. No amortization has been recognized as of December 31, 2015, as the Brand License Agreement does not commence until 2018.

                                                                                                                                                                                                      (26)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

NOTE 7 – INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2015	2014
Income Taxes at the Statutory Rate	$(31,500)	$(132,800)
State and City Income Taxes	(3,700)	(15,600)
Change in Valuation Allowance	35,200	148,400
Total Income Tax	$-	$-

The following presents the components of the Company total income tax provision:

	2015	2014
Current Expense	$-	$-
Deferred Benefit	(35,200)	(148,400)
Change in Valuation Allowance	35,200	148,400
Total	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company’s deferred tax assets for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

Net Operating Losses	$974,800	$939,600
Valuation Allowance	(974,800)	(939,600)
Total	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception. At December 31, 2015, the Company has deferred operating loss carry forwards totaling $(2,565,289) that may be used to reduce future taxable income. The start-up expenses will begin to be amortized when the Company commences operations, and written off over a fifteen year period.

                                                                                                                                                                                                              (27)

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

NOTE 8 – PRODUCT RESELLER AGREEMENT

On December 5, 2015, the Company entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) with WTFSKF. Pursuant to the Mutual Termination Agreement, the parties terminated a certain Product Reseller Agreement (the “Product Reseller Agreement”) entered into between HPIL HEALTHCARE Inc. and WTSKF on October 9, 2014, pursuant to which, beginning in 2017, the HPIL HEALTHCARE Inc. was to supply its IFLOR Stimulating Massage Device - Standard Version to WTFSKF for resale exclusively at WTFSKF-sanctioned events and through the WTFSKF members and their official affiliates.  The termination of the Product Reseller Agreement was mutual, without recourse or the incurrence of penalty by either party thereto, and effective on December 5, 2015.  HPIL HEALTHCARE Inc., formerly a wholly owned subsidiary of the Company, was merged with and into the Company effective as of May 28, 2015, as a result of which the Company succeeded to and assumed all rights and obligations of HPIL HEALTHCARE Inc., including those arising from the Product Reseller Agreement.

NOTE 9 – SUBSEQUENT EVENTS

The Company filed an amendment with the Secretary of State of Nevada on April 19, 2016, amending its Articles of Incorporation, Article IV - Capital Stock. The effect of the amendment was to cancel all 100,000,000 shares of the Company’s authorized preferred stock ("Preferred Stock”), consisting of 25,000,000 shares of Preferred Stock, par value $8.75 per share; and 75,000,000 shares of Preferred Stock, par value $7 per share.  The amendment was effective as of April 18, 2016, at which time there were no shares of Preferred Stock issued and outstanding.  Following the amendment, the Company has 400,000,000 shares of stock authorized for issuance (reduced from 500,000,000 shares authorized prior to the effect of the amendment), consisting solely of shares of the Company’s common stock, par value $0.0001 per share.

Subsequent to year end, the Company’s current majority shareholder advanced the Company $34,700.  The advances were made to be used for the Company’s working capital.  The advances are unsecured, non-interest bearing and due on demand.

                                                                                                                                                                                                                   (28)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.  However, the Company did change auditors during the fiscal year ended December 31, 2015.  On April 16, 2015, the Company terminated the services of UHY LLP and engage MNP LLP as its independent registered public accounting firm.  More information regarding this change may be found in the Company’s Current Report on Form 8-K filed April 21, 2015, and amended April 22, 2015.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under this framework, management concluded that our internal controls over financial reporting were ineffective as of December 31, 2015.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and identified the following material weaknesses:

Lack of Expertise.  There is a lack of expertise in the key functional areas of finance, accounting and financial reporting.

Lack of Segregation of Duties.  We have an inadequate number of personnel to properly implement control procedures.

                                                                                                                                                                                                (29)

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit is the Company to provide only management’s report in the annual report.

(c)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current executive officers and directors and their ages are as follows:

Name	Age	Position(s)
Louis Bertoli	41	Chairman of the Board, President and CEO
Nitin Amersey	64	Director, CFO, Corporate Secretary and Treasurer
John B. Mitchell	66	Director
John Dunlap, III	57	Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Louis Bertoli, age 41, was appointed Chairman of the Board, Chief Executive Officer and President of the Company in June 2009. He also serves as the Chairman of the Board, Chief Executive Officer and President of the Company’s wholly owned subsidiaries. He has served as the Chief Executive Officer, President and Director of GIOTOS Ltd. (UK), a private company since February 2012. Mr. Bertoli served as the Chief Financial Officer of the Company from April 2011 to March 2012.  He has over 11 years of experience in innovative technologies in the health care industries. He received a degree as a professional Surveyor in Brescia (Italy). Mr. Bertoli served as the Chief Executive Officer and President of MB Ingenia SRL (Italy), a private company until November 2013.

Nitin Amersey, age 64, was appointed Chief Financial Officer of the Company in March 2012, and serves as its Principal Accounting Officer. Mr. Amersey has been the Director, Corporate Secretary and Treasurer of the Company since June 2009. He also serves as the Chief Financial Officer and Director of the Company's wholly owned subsidiaries. He serves as the Chairman of TrueSkill Energen Pvt. Ltd. (India). He has over 42 years of experience in corporate management, international trade, marketing and corporate strategy. He is well versed in brand creation and management. Mr. Amersey has served in various capacities as an executive officer, director and chairman of companies operating in numerous industries. He continues to serve as a director of several companies, including OTC listed public companies. Additionally, he has extensive experience in textiles and fibers and has owned and managed farming operations, primarily focused in cotton. He has worked internationally in Canada, USA, India, the Caribbean and Japan. Mr. Amersey has a Master of Business Administration Degree from the University of Rochester (Rochester, N.Y.) and a Bachelor of Science in Business from Miami University (Oxford, Ohio). He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

                                                                                                                                                                                                                                         (30)

John B. Mitchell, age 66, was appointed Director of the Company in May 2010. He is a Professor of Finance at Central Michigan University since 1975. Mr. Mitchell is also the Founder and President of the Chippewa Watershed Conservancy, a land trust operating in Clare, Isabella, Gratiot, Mecosta, and Montcalm counties of Michigan. Mr. Mitchell has authored or co-authored over 30 articles such as, “An Age-Based, Three-Dimensional Distribution Model Incorporating Sequence and Longevity Risks,” Journal of Financial Planning, 2012; “Retirement Withdrawals: Preventive Reductions and Risk Management,” Financial Services Review, 2011; “The Case for Flexible Retirement Planning,” Journal of Personal Finance, 2009; “Financial Implications of Accounting for Human Resources Using a Liability Model,” Journal of Human Resource Costing & Accounting, 2008; “Dynamic Retirement Withdrawal Planning,” Financial Services Review, 2006; “Citation Patterns in the Finance Literature,” Financial Management, 2001; and the “Stock Market Reaction to Plant Closings,” American Journal of Business, 1993.

John Dunlap, III, age 57, was appointed Director of the Company in May 2010. He currently owns Dunlap Group, a California-based advocacy and consulting firm, which opened in 2007 and largely represents advanced environmental technology firms throughout the globe. Mr. Dunlap has served in various capacities in the public sector, including service for four California Governors over the course of his 35 year career. He presently serves on the Board of Directors of Environmental Solutions Worldwide, Inc., where he has served since 2007. He previously served as President and CEO of the 20,000 member California Restaurant Association from 1998 to 2004. In 2003, he was appointed by California Governor Gray Davis to serve as Chairman of the Board of the State Compensation Insurance Fund. Mr. Dunlap also served five years in California Governor Pete Wilson's Administration as Chairman of the Board of the California Air Resources Board from 1994 to 1999, as well as serving as the Chief Deputy Director of the California Department of Toxic Substances Control from 1993 to 1994. Prior to his state service, Mr. Dunlap worked for the South Coast Air Quality Management District for over 11 years serving as Public Advisor. He also worked for California Congressman Jerry Lewis (R-Redlands), former House Appropriations Committee Chairman. Additionally, Mr. Dunlap served as a Commissioner and Executive Committee member of the California Travel and Tourism Commission under both California Governor's Arnold Schwarzenegger and Gray Davis, where he was involved in the planning and implementation of the state's tourism marketing and advertising program. Mr. Dunlap has been active with the California Travel Industry Association (CALTIA) serving as Chairman in 2002 and serving as the long-time Chair of their CALTIA Political Action Committee. Mr. Dunlap also has served on the Boards of the National Restaurant Association, the California Taxpayer's Association and the American Red Cross, as well as several privately held environmental companies.

Directors

Our bylaws authorize no less than one (1) and no more than eleven (11) directors.  We currently have set the number of Directors at four (4).

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

                                                                                                                                                                                                                    (31)

Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

While we are not at this time required to have our board comprised of a majority of “independent directors” as we are not subject to the listing requirements of any national securities exchange or association, two (2) members of our board of directors (all members other than Louis Bertoli, our CEO, and Nitin Amersey, our CFO, Treasurer and Secretary) meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers, and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively referred to herein as the “Reporting Persons”), to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC.  All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2015.

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

                                                                                                                                                                                                                           (32)

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

From our incorporation on February 17, 2004 and subsequent merger and re-domicile on October 7, 2009, name change on May 8, 2012, and change of business plan on July 18, 2012, through fiscal year ending December 31, 2012, we did

                                                                                                                                                                                                (33)

not compensate any of our officers, directors or employees.  The Company did not compensate any of our officers, directors or employees for the fiscal year ending December 31, 2015. For the fiscal year ending December 31, 2014, the Company compensated Louis Bertoli, our Chairman of the Board, President and CEO, in the amount of $42,000, all of which was paid in the form of cash.  No other executive officers or directors received compensation from the Company during the fiscal year ending December 31, 2014.  Executive officers and directors are reimbursed for expenses incurred in connection with Company business.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Louis Bertoli Chairman of the Board, President and CEO	2015	-	-	-	-	-	-	-	-
	2014	$42,000	-	-	-	-	-	-	$42,000

We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table lists, as of August 30, 2016, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.  Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 47,308,000 shares of our common stock and issued and outstanding as of August 30, 2016.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Louis Bertoli (1)	43,220,000	91.36%
Nitin Amersey (2)	10,600	*
John B. Mitchell (3)	500	*
John Dunlap, III (4)	500	*
All directors and executive officers as a group (4 people)	43,231,600	91.38%

* Less than 1%

(1) Mr. Bertoli is our Chairman of the Board and the President and Chief Executive Officer of HPIL Holding.

(2) Mr. Amersey is a Director and the Chief Financial Officer, Corporate Secretary and Treasurer of HPIL Holding.  5,000 shares owned directly and 5,600 shares owned indirectly through Amersey Investments LLC.

                                                                                                                                                                                                                  (34)

(3) Mr. Mitchell is a Director of HPIL Holding.

(4) Mr. Dunlap is a Director of HPIL Holding.

                                                                                                                                                                      (35)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

From September 2009 to July 2011, and since March 2012, Amersey Investments LLC provided consulting services to us. Amersey Investments LLC provided consulting services to us until July 31, 2015, including the provision of office space, office identity and assistance with the Company with corporate, financial, administrative and management records, for a monthly fee of $5,000, incurring total expenses for the year ended December 31, 2015 related to such services in the amount of $35,000.  Nitin Amersey is a principal of Amersey Investments LLC and also serves as a Director and CFO, Corporate Secretary and Treasurer of our Company.

Since June 18, 2009¸ Bay City Transfer Agency and Registrar Inc. has acted as our transfer agent.  For the year ended December 31, 2015, the Company paid $9,682 to Bay City Transfer Agency and Registrar Inc. for services rendered.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of Bay City Transfer Agency and Registrar Inc.

The Company uses the services of Freeland Venture Resources LLC for Edgar filings and consulting services.  For the year ended December 31, 2015, the Company incurred expenses of $8,040 in relation to these services.  Mr. Amersey is a control person in Freeland Venture Resources LLC.

The Company uses the services of Cheerful Services International Inc. for corporate press release needs and consulting services.  For the year ended December 31, 2015, the Company paid Cheerful Services International Inc. a total of $9,749 in relation to the services rendered.  Cheerful Services International Inc. is owned by Mr. Amersey’s children and his son is the president.

HPIL HEALTHCARE Inc. formerly used the service of MB Ingenia SRL for the production the IFLOR Device - Standard Version samples and for general engineering development of the “Massage Vibrator for the Relief of Aches and Pain”.  For the year ended December 31, 2015, the Company settled advances receivables from MB Ingenia SRL in the amount of $241,746 in return for delivery of IFLOR Device - Standard Version units and components, which were subsequently sold by the Company to GIOTOS Limited (for a full description of this transaction, see section (c) of Item 1 above and below in this Item 13).  Additionally, the Company formerly used MB Ingenia SRL for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli, for the year ended December 31, 2015, the Company paid a total of $36,357 to MB Ingenia SRL in relation to these services.  Additionally, the Company reimbursed MB Ingenia SRL for handling and storage services, for the year ended December 31, 2015, the Company paid a total of $8,158 to MB Ingenia SRL in relation to these services. Additionally, the Company formerly used MB Ingenia SRL for research and development services, for the year ended December 31, 2015, the Company paid a total of $23,576 to MB Ingenia SRL in relation to these services.  The total amount paid by the Company to MB Ingenia SRL for the year ended December 31, 2015, for services rendered is $68,091.  When including settlement of advances receivable in return for delivery of the IFLOR Device - Standard Version units and components, the total value given by the Company to MB Ingenia SRL for the year ended December 31, 2015, is $309,837.  Mr. Bertoli was the President and CEO of MB Ingenia SRL until November 28, 2013, when he resigned those positions.  Mr. Bertoli’s brother, is the current President and CEO of MB Ingenia SRL as of November 28, 2013, and also owns 50% of the outstanding shares of MB Ingenia SRL.

On December 9, 2015, the Company entered into an Asset Purchase and Sale Agreement with GIOTOS, whereby the Company sold, assigned, conveyed and delivered the IFLOR Asset (consisting of the IFLOR Device units and patent rights, know how, and processes related to the IFLOR Device) to GIOTOS Limited, in consideration for 10,040,000 shares of the Company common stock transferred from GIOTOS Limited to the Company.  Immediately prior to this transaction, GIOTOS Limited owned 50,000,000 shares of the Company common stock and was the majority shareholder. Additionally, GIOTOS Limited is majority owned and operated by Louis Bertoli, who is the Company’s Chairman of the Board and the President and Chief Executive Officer.  Mr. Bertoli, as an interested director, did not participate in the approval of the Asset Purchase and Sale Agreement and the related transaction by the Board of Directors of the Company.  A full description of this transaction is included in section (c) of Item 1 above.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-X.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by MNP LLP, the Company’s independent registered public accounting firm during the fiscal year ended December 31, 2015, and by UHY LLP, the Company’s independent registered public accounting firm during the fiscal years ended December 31, 2015 and 2014:

                                                                                                                                                                                                                             (36)

	2015	2014
Audit Fees (1)	$61,496	$55,900
Audit Related Fees (2)
Tax Fees (3)	37,720
All Other Fees (4)
Total Fees Paid to Auditor	$99,216	$55,900

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2015, and 2014.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us.  The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved.  Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services.  The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations.  If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants.  In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed.  The Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management.  The tax services represent $37,720, or 38% of the total for audit related fees, tax fees and all other fees paid during the fiscal year ending December 31, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1) The information required by this item is included in Item 8 of Part II of this annual report.

2) The information required by this item is included in Item 8 of Part II of this annual report.

3) Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

(b)

Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)	Not applicable.

                                                                                                                                                                                                                                    (37)

Index to Exhibits

Exhibit	Description

*2.1	Plan of Merger by and among HPIL Holding, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. dated May 27, 2015

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on December 29, 2014

*10.2	Amendment Agreement by and between HPIL Holding and Daniel Haesler dated September 17, 2015

*10.3	Second Amendment Agreement by and between HPIL Holding and Daniel Haesler dated November 15, 2015

*10.4	Mutual Termination Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on December 5, 2015

*10.5	Asset Purchase and Sale Agreement entered into by and between HPIL Holding and GIOTOS Limited on December 9, 2015

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

                                                                                                                                                                                                                            (38)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPIL Holding

Dated: August 30, 2016	By:	/s/ Louis Bertoli
Louis Bertoli
Director, CEO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli Louis Bertoli	Director, President, Chief Executive Officer (principal executive officer), and Chairman of the Board of Directors	August 30, 2016

/s/ Nitin Amersey Nitin Amersey	Director, Chief Financial Officer (principal financial officer and principal accounting officer), Corporate Secretary and Treasurer	August 30, 2016

/s/ John B. Mitchell	Director	August 30, 2016
John B. Mitchell

/s/ John Dunlap, III	Director	August 30, 2016
John Dunlap, III

                                                                                                                                                                                                                   (39)