Form 10-Q
period 2016-03-30
HPIL HOLDING
filed 2016-08-31
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-121787

HPIL HOLDING

(Exact name of registrant as specified in its charter)

Nevada	30-0868937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 30, 2016, there were 47,308,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2016	2015

ASSETS

Current Assets:
Cash	$2,451	$5,466
Total current Assets	2,451	5,466

Other Assets:
Brand license (Note 6)	6,805,600	6,805,600
Total other Assets	6,805,600	6,805,600

Total Assets	$6,808,051	$6,811,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$26,448	$8,626
Total current Liabilities	26,448	8,626

Stockholders’ Equity:
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; Nil issued and outstanding
at March 31, 2016, and December 31, 2015. (Note 8)	-	-
Preferred stock, series 1, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and outstanding
at March 31, 2016, and December 31, 2015. (Note 8)	-	-
Common stock par value $0.0001; 400,000,000 shares authorized;
47,308,000 issued and outstanding
at March 31, 2016, and December 31, 2015. (Note 3)	4,731	4,731
Additional paid-in capital	9,429,001	9,429,001
Accumulated deficit	(2,652,129)	(2,631,292)
Total Stockholders’ Equity	6,781,603	6,802,440

Total Liabilities and Stockholders' Equity	$6,808,051	$6,811,066
Going Concern (Note 1)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015

Consulting revenue (Note 4)	$-	$35,000

Expenses:
General and administrative (Note 5)	20,837	145,789
Research and development (Note 5)	-	25,005
Equity loss in unconsolidated affiliate	-	5,027
Total expenses	20,837	175,821

Net loss available to common shareholders	$(20,837)	$(140,821)

Common shares
Outstanding - Basic and diluted	47,308,000	57,698,000

Net loss per common shares
Outstanding - Basic and diluted	$(0.000)	$(0.002)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(20,837)	$(140,821)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	-	5,027
Adjustments for changes in working capital:
Prepaid expenses	-	12,221
Accounts payable and accrued expenses	17,822	1,245
NET CASH USED IN OPERATING ACTIVITIES	(3,015)	(122,328)

NET DECREASE IN CASH	(3,015)	(122,328)

CASH - BEGINNING OF PERIOD	5,466	445,069

CASH - END OF PERIOD	$2,451	$322,741

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

HPIL Holding intends that its main activity will be in the business of providing consulting services and of investing in differing business sectors. To begin the implementation of the business plan, on September 10, 2012, the Company organized six new subsidiary companies. Each of these subsidiary companies was wholly (100%) owned by the Company. The names of the new subsidiary companies were HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc. and HPIL ART&CULTURE Inc. (collectively, the “Subsidiaries” and, each individually a “Subsidiary”). These companies were organized to implement the various growth strategies of the Company.

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

The concentration of the Company has become the consulting services and the development of products related to the Brand License Agreement (see Note 6 for further discussion of the Brand License Agreement), after the disposition of the IFLOR Asset (see Note 3 for further discussion of the disposition of the IFLOR Asset). As of March 31, 2016, the Company has yet to commence substantial operations. Expenses incurred from February 17, 2004 (date of inception) through March 31, 2016, relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2016. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide for the continuation of its operations.  The Company is also prepared to re-evaluate its expense load, if necessary, to determine whether any efficiency can be achieved prior to the commencement of substantial operations related to the Brand License Agreement (Note 6) or other potential operations identified by the Company.  Additionally, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and Director and stockholder, has indicated his ability to provide financial support to the Company for the continuation of its operations, should it be necessary.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

These condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United Stated (“GAAP”), and are expressed in United States dollars.  These condensed consolidated interim financial statements include the accounts of HPIL Holding and HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART AND CULTURE Inc. (formerly wholly owned subsidiaries of the Company that have been merged with and into the Company effective as of May 28, 2015).  All inter-company balances and transactions have been eliminated on consolidation.

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended December 31, 2015.  In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.  The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

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

Research and Development

The Company is engaged in research and development in respect to the Company’s Brand License Agreement (Note 6) with World Traditional Fudokan Shotokan Karate-Do Federation, a worldwide karate federation based in Switzerland (“WTFSKF”), and in respect to the Company’s asset disposed, the IFLOR Asset (Note 3).  Research and development costs are charged as an operating expense as incurred.

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

NOTE 3 – CAPITAL STOCK

The Company entered into a Quota Purchase Agreement with Haesler on October 26, 2012, pursuant to which the Company acquired from Haesler 32 quotas of HREM representing 32% of the outstanding ownership in HREM, in exchange for 350,000 shares of common stock of the Company, which was valued at $297,500 at the time of the Quota Purchase Agreement. The Company and Haesler entered into an Amendment Agreement dated September 17, 2015, pursuant to which the Company agreed to return to Haesler 16 quotas of HREM, representing 16% of the outstanding ownership in HREM.  In exchange for the 16 quotas of HREM, Haesler agreed to return to the Company 175,000 shares of common stock of the Company, which was valued at $175,000 at the time of the Amendment Agreement, based on the trading price of the Company’s stock on September 17, 2015.  The Company returned the quotas to Haesler on September 17, 2015, and Haesler returned the common stock of the Company to the treasury of the Company on September 22, 2015.  As a result of the closing of the Amendment Agreement, the Company’s ownership in HREM was reduced from 32% of the outstanding ownership of HREM to 16% of the outstanding ownership of HREM. The Company recorded a gain of $169,547 on the disposition of its 16% ownership in HREM included in profit or loss.  The Company and Haesler then entered into a Second Amendment Agreement dated November 15, 2015, pursuant to which the Company agreed to return to Haesler 16 quotas of HREM, representing 16% of the outstanding ownership in HREM.  In exchange for the 16 quotas of HREM, Haesler agreed to return to the Company 175,000 shares of common stock of the Company, which was valued at $183,750 at the time of the Second Amendment Agreement, based on the trading price of the Company’s stock on November 15, 2015.  On December 2, 2015, the Company returned the quotas to Haesler, and on December 8, 2015, Haesler returned the common stock of the Company to the treasury of the Company.  As a result of the closing of the Amendment Agreement, the Company’s ownership in HREM was reduced from 16% of the outstanding ownership of HREM to 0% of the outstanding ownership of HREM. The Company recorded a gain of $178,297 on the disposition of its 16% ownership in HREM included in profit or loss. During the fiscal year ended December 31, 2015, the Company recorded a total gain of $347,844 on the disposition of its 32% ownership in HREM included in profit or loss.

The Company entered into an Asset Purchase and Sale Agreement (the “Asset Agreement”) with GIOTOS Limited, a private limited company organized in the United Kingdom (“GIOTOS”) on December 9, 2015. Pursuant to the Asset Agreement, the Company sold, assigned, conveyed and delivered certain patent rights and other related business processes and know-how related to the IFLOR Device (collectively, the “IFLOR Business”) and the patents, inventory and equipment related to the IFLOR Business (collectively, the “Additional IFLOR Business”; the Additional IFLOR Business together with the IFLOR Business and Intellectual Property, the “IFLOR Asset”) to GIOTOS, in consideration for 10,040,000 shares of the Company common stock (the “Purchase Price”) transferred from GIOTOS to the Company.  The portion of the Purchase Price allocated as consideration for the IFLOR Business was 9,615,500 shares, and the portion of the Purchase Price allocated as consideration for the Additional IFLOR Business was 424,500 shares.  The Asset Agreement was closed on December 9, 2015, at which time, pursuant to the Asset Agreement, the Company executed and delivered an assignment of the IFLOR Asset to GIOTOS, and GIOTOS transferred the full amount of the Purchase Price to the Company and completed the cancellation of the shares composing the Purchase Price on December 16, 2015. Immediately prior to the transaction consummated by the Asset Agreement, GIOTOS owned 50,000,000 shares of the Company common stock. Additionally, GIOTOS is majority owned and operated by Louis Bertoli, who is the Company’s Chairman of the Board and the President and Chief Executive Officer. As Louis Bertoli is majority owner of GIOTOS the transfer of the IFLOR Business and the Additional IFLOR Business represents a common control transaction and therefore the 10,040,000 shares received as consideration have been valued at $527,851, based on the carrying value of the equipment, inventory and patents given up.

NOTE 4 – REVENUE

HPIL ENERGYTECH Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a Service and Consulting Agreement (the “O.R.C. Consulting Agreement”), dated June 10, 2014, with O.R.C. SRL, a private company focused on investing in the energy sector.  Pursuant to the O.R.C. Consulting Agreement, HPIL ENERGYTECH Inc. began providing to O.R.C. SRL certain consulting and other services on June 10, 2014, for a monthly fee in the amount of $30,000 per month.  The term of the O.R.C. Consulting Agreement was two (2) years unless terminated earlier by either party pursuant to the terms and conditions of the O.R.C. Consulting Agreement.  HPIL ENERGYTECH Inc. and O.R.C. SRL terminated the O.R.C. Consulting Agreement, effective March 10, 2015.  The O.R.C. Consulting Agreement was terminated because the parties determined that O.R.C. SRL no longer required the services to be delivered thereunder, and no services were provided in the month of February 2015.  The termination was mutual and without recourse or the incurrence of penalty by either party thereto.

HPIL GLOBALCOM Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a Service and Consulting Agreement (the “ET Consulting Agreement”), dated December 5, 2014, with ECOLOGY TRANSPORT SRL, a private company focused on investing in the communication and ecology sectors.  Pursuant to the ET Consulting Agreement, HPIL GLOBALCOM Inc. began providing to ECOLOGY TRANSPORT SRL certain consulting and other services on December 5, 2014, for a monthly fee in the amount of $5,000 per month.  The term of the ET Consulting Agreement was two (2) years unless terminated earlier by either party pursuant to the terms and conditions of the ET Consulting Agreement. HPIL GLOBALCOM Inc. and ECOLOGY TRANSPORT SRL terminated the ET Consulting Agreement, effective March 4, 2015.  The ET Consulting Agreement was terminated because the parties determined that ECOLOGY TRANSPORT SRL no longer required the services to be delivered thereunder and no services were provided in the month of February 2015.  The termination was mutual and without recourse or the incurrence of penalty by either party thereto.

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company used MB Ingenia SRL for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli, until November 4, 2015.  For the three months ended March 31, 2016 and 2015, the Company incurred expenses of $Nil and $13,965, respectively, in relation to these services. Mr. Bertoli was the President and CEO of MB Ingenia SRL until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia SRL. Mr. Bertoli also serves as an executive officer and director of the Company.

The Company entered into a two-year consulting agreement on July 20, 2009, with Amersey Investments LLC (“Amersey Investments”), a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Although the consulting agreement expired, Amersey Investments continued to provide office space, office identity and assist the Company with corporate, financial, administrative and management records on the same terms until July 31, 2015.  Mr. Amersey, as a director and officer, continues to provide and offer corporate office and records, at no cost.  For the three months ended March 31, 2016 and 2015, the Company incurred expenses of $Nil and $20,000, respectively, in relation to these services which are included in general and administrative expense.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers and corporate services.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR.  For the three months ended March 31, 2016, and 2015, the Company incurred expenses of $1,231 and $1,147, respectively, in relation to these services which are included in general and administrative expense.

The Company used the services of Freeland Venture Resources LLC, for Edgar filings and consulting services until April 14, 2016.  Mr. Amersey is a control person in Freeland Venture Resources LLC.  For the three months ended March 31, 2016 and 2015, the Company incurred expenses of $Nil and $1,510, respectively, in relation to these services which are included in general and administrative expense.

The Company used the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases and consulting services until April 14, 2016.  Cheerful is owned by Mr. Amersey’s children.  For the three months March 31, 2016 and 2015, the Company incurred expenses of $Nil and $3,679, respectively, in relation to these services which are included in general and administrative expense.

NOTE 6 – BRAND LICENSE

The Company, entered into a Brand License Agreement (the “Brand License Agreement”), dated December 29, 2014, with WTFSKF.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company the License to use the Marks of WTFSKF and manufacture and sell the Products bearing the Marks. Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, the Company will pay to WTFSKF an ongoing License Fee.  Additionally, the Company issued to WTFSKF 752,000 shares of treasury common stock (the “Shares”) of the Company in accordance with the Brand License Agreement. WTFSKF has agreed to provide to the Company annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”).  The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage.  Additionally, pursuant to the Brand License Agreement, the Company may require WTFSKF to either return the Shares or pay to the Company the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if the Company terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement.  The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement. The Brand License totaling $6,805,600 was measured based on the fair value of the stock issued.  The Company will amortize the license over the contractual life of the asset of 25 years. No amortization has been recognized as of March 31, 2016, as the Brand License Agreement does not commence until 2018.

NOTE 7 – PRODUCT RESELLER AGREEMENT

The Company entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) with WTFSKF on December 5, 2015. Pursuant to the Mutual Termination Agreement, the parties terminated a certain Product Reseller Agreement (the “Product Reseller Agreement”) entered into between HPIL HEALTHCARE Inc. and WTSKF on October 9, 2014, pursuant to which, beginning in 2017, the HPIL HEALTHCARE Inc. was to supply its IFLOR Stimulating Massage Device - Standard Version to WTFSKF for resale exclusively at WTFSKF-sanctioned events and through the WTFSKF members and their official affiliates.  The termination of the Product Reseller Agreement was mutual, without recourse or the incurrence of penalty by either party thereto, and effective on December 5, 2015.  HPIL HEALTHCARE Inc., formerly a wholly owned subsidiary of the Company, was merged with and into the Company effective as of May 28, 2015, as a result of which the Company succeeded to and assumed all rights and obligations of HPIL HEALTHCARE Inc., including those arising from the Product Reseller Agreement.

NOTE 8 – SUBSEQUENT EVENTS

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

During the three months ended June 30, 2016, the Company’s current majority shareholder advanced the Company $34,700.  The advances were made to be used for the Company’s working capital.  The advances are unsecured, non-interest bearing and due on demand.

[Remainder of Page Intentionally Left Blank]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “result”, and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

(a)	Business Background.

HPIL Holding (“we”, “us”, “our”, or the “Company”) is an early stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc.  On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada. As part of the merger, we changed our name to Trim Holding Group.  On May 22, 2012, we changed our name to HPIL Holding to more fully reflect our current business operations.

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

On October 16, 2012, HPIL HEALTHCARE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) was approved to develop certain patents and related business and product owned by the Company related to a “Massage Vibrator for the Relief of Aches and Pain”, and to begin manufacture the Stimulating Massage Device in accordance with the patents. On February 22, 2013, the Company granted to HPIL HEALTHCARE Inc. an exclusive license to use the patents relating to the “Massage Vibrator for the Relief of Aches and Pain” for the production, use, or sale of the resulting products throughout the world and especially in countries where the Company owns the patents rights.  The name of the initial product utilizing the patents rights is “IFLOR, Stimulating Massage Device” (the “IFLOR Device”), which the Company had authorized HPIL HEALTHCARE Inc. to develop, industrialize and manufacture.  During 2013, the Company did not record any carrying value for these patents rights.  However, during the fourth quarter of 2014, the Company determined that it was appropriate to assign a nominal value to the patents as an asset of the Company.  Therefore, the Company recorded a carrying value of $1.00 for the patents rights related to the IFLOR Business.  The license of the patent rights to HPIL HEALTHCARE Inc. was terminated as it was no longer necessary when HPIL HEALTHCARE Inc. was merged with and into the Company effective as of May 28, 2015.  The Company sold the patent rights related to the IFLOR Business to GIOTOS Limited on December 9, 2015 (see below in this section (b) for a full description of this transaction).

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

On December 9, 2015, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Agreement”) with GIOTOS Limited, a private limited company organized in the United Kingdom (“GIOTOS”). Pursuant to the Asset Agreement, the Company sold, assigned, conveyed and delivered certain patent rights and other related business processes and know-how related to the IFLOR Device (collectively, the “IFLOR Business”) and certain additional assets related to the IFLOR Business (collectively, the “Additional IFLOR Business”; the Additional IFLOR Business together with the IFLOR Business and Intellectual Property, the “IFLOR Asset”) to GIOTOS, in consideration for 10,040,000 shares of the Company common stock (the “Purchase Price”) transferred from GIOTOS to the Company.  The portion of the Purchase Price allocated as consideration for the IFLOR Business was 9,615,500 shares, and the portion of the Purchase Price allocated as consideration for the Additional IFLOR Business was 424,500 shares.  The Asset Agreement was closed on December 9, 2015, at which time, pursuant to the Asset Agreement, the Company executed and delivered an assignment of the IFLOR Asset to GIOTOS, and GIOTOS transferred the full amount of the Purchase Price to the Company and complete cancellation of the shares composing the Purchase Price on December 16, 2015. Immediately prior to the transaction consummated by the Asset Agreement, GIOTOS owned 50,000,000 shares of the Company common stock. Additionally, GIOTOS is majority owned and operated by Louis Bertoli, who is the Company’s Chairman of the Board and the President and Chief Executive Officer. As of the date of the Asset Agreement, the shares of the company common stock were quoted at $1.30 per share (the “Current Stock Price”), making the total value of the Purchase Price equal to $13,052,000. The Company determined the amount of the Purchase Price by adding the fair value of the IFLOR Business as of the date was acquired by the Company in 2012 ($12,500,000), as determined by a third-party valuation of the IFLOR Business conducted in 2013 divided by the Current Stock Price, plus the total amount of funds actually expended by the Company in developing the Additional IFLOR Assets ($551,850) divided by the Current Stock Price (the portion of the Purchase Price allocated to each of the IFLOR Business and Additional IFLOR Assets was determined in the same manner). Mr. Bertoli, as an interested director, did not participate in the approval of the Asset Agreement and the Purchase Price by the Board of Directors of the Company.  The foregoing summary of the Asset Agreement is not complete and is qualified in its entirety by reference to the complete text of the Asset Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on December 14, 2015.

(c)	Material Transactions and Other Significant Business Transactions Overview.

The Company did not enter in any transactions that it considers material or otherwise significant during the three months ended March 31, 2016.

(d)	Business of Issuer.

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

During 2015, we terminated various cooperation agreements and the Product Reseller Agreement and divested several of our existing investments, including the IFLOR Asset (as discussed in section (b) of this Item above).  We made these changes to reduce overall expenses related to these agreements and investments and sharpen the focus of our efforts on developing the Brand License Agreement and identifying and vetting potential alternative investments in an effort to increase the efficiency of deploying our resources.  The Company intends to continue to pursue its business plan of making investments in companies and intellectual properties and providing consulting service, and expects that it will continue on that business plan for the foreseeable future.  While the Company is not currently actively marketing any services or products, it will continue on its business plan of actively seeking investment opportunities for the foreseeable future.  Our ability to execute the current business plan may be adversely affected by a number of factors, some of which may include:

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

Net cash (used in) operating activities.  During the three months ended March 31, 2016, net cash used in operating activities was $(3,015) compared with $(122,328) used in operating activities for the three months ended March 31, 2015.  The cash flow used in operating activities in the three months ended March 31, 2016, was primarily the result of incurred operating expenses without sufficient current revenue partially offset by incurred accounts payable and accrued expenses generating a net loss.  The cash flow used in operating activities in the three months ended March 31, 2015, was primarily the result of incurred operating expenses without sufficient current revenue generating a net loss.

Investing and financing activities.  The Company did not engage in any activities generating or using cash flow that it classified as investing or financing activities during the three months ended March 31, 2016, and 2015.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future.  Expenses incurred from February 17, 2004, (date of inception) through March 31, 2016, relate primarily to the Company’s formation and general administrative activities.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the report of the Company's independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended December 31, 2015, and 2014 contained an emphasis of a matter paragraph stating this uncertainty. The unaudited condensed consolidated financial statements accompanying this Quarterly Report have been prepared assuming that the Company will continue as a going concern.

During 2014, the Company entered into two (2) consulting agreements that provided a revenue stream of $35,000 per month.  The consulting agreements have since been mutually terminated by the Company and the counterparties thereto due to lack of ongoing need for the consulting services that were to be rendered under the agreements, allowing the Company to focus our full energy and effort on continuing to develop our core business plan and evaluating additional investment and acquisition opportunities.  Also during 2014, we entered into two (2) long term agreements with WTFSKF: the Brand License Agreement (discussed in Item 1, section (b) above) and the Product Reseller Agreement.  We expect to begin generating revenue from the Brand License Agreement during 2018.  The Product Reseller Agreement was mutually terminated on December 5, 2015 (discussed in Item 1, section (c) above).  The Company had negative working capital of $23,997  as of March 31, 2016.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide continuation of its operations.  Additionally, during the latter half of its fiscal year 2015, the Company took steps to significantly reduce its expense load moving forward and is prepared to continue evaluating its expense load, if necessary, to determine whether any efficiency can be achieved prior to generation of revenues sufficient to support increased operations.  Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through March 31, 2017.  Moreover, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and a Director and stockholder, has indicated his ability to provide financial support to the Company, should it be necessary.  Despite the aforementioned developments in the Company’s financial standing, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

As the Company is an early stage company, it has commenced only limited operations and has yet to reach full operations; therefore, the Company has little operations to report at this time.  The Company’s main focus has been on the development of its business plan.  Aside from the execution of the two (2) consulting agreements during 2014 (both of which were terminated during the first quarter of 2015), and the Product Reseller Agreement (which was terminated during the fourth quarter of 2015), and entering into the Brand License Agreement, pursuant to which the Company has acquired a license to use certain logos, names, and marks of WTFSKF for commercial sales of certain Product (clothing, accessories and certain sporting goods) beginning in January of 2018, the Company has made no sales nor generated additional revenue and all expenses to date have related to the development of its business plan and other expenses related to the daily operations of a public company and beginning stages of business activities related to the Product and the IFLOR Asset (which the Company sold, as discussed in Item 1, section (b) above).

Comparison of Three Months Ended March 31, 2016, to Three Months Ended March 31, 2015.

Consulting Revenue.  Consulting revenue decreased to $Nil for the three months ended March 31, 2016, from $35,000 for the three months ended March 31, 2015.  The decrease in consulting revenue is primarily related to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements.

General and Administrative Expenses.  General and administrative expenses decreased to $20,837 for the three months ended March 31, 2016, from $145,789 for the three months ended March 31, 2015.  The decrease in general and administrative expenses is primarily related to increased expense efficiency resulting in lower professional fees and lower service and technical support.

Research and Development Costs.  Research and development costs decreased to $Nil for the three months ended March 31, 2016, from $25,005 for the three months ended March 31, 2015.  The decrease in research and development costs is primarily related to an decrease in research and development costs for the Company’s Brand License Agreement with WTFSKF.

Equity Losses in Unconsolidated Affiliate.  Equity losses in unconsolidated affiliate decreased to $Nil for the three months ended March 31, 2016, from $5,027 for the three months ended March 31, 2015.  The decrease in equity losses in unconsolidated affiliate is primarily related to the Company’s divesting of its ownership in the affiliate during 2015. The equity losses in unconsolidated affiliate recorded for the three months ended March 31, 2015, represents the Company’s proportionate shares of the affiliate’s losses during that period, prior to when the Company began divesting its ownership of the affiliate and ceased to have significant influence over the affiliate (which began about September 17, 2015, as discussed in Item 1, section (b) above).

Net Loss.  For the three months ended March 31, 2016, we incurred a net loss of $(20,837) as compared to a net loss of $(140,821) for the three months ended March 31, 2015.  The net loss was primarily a result of expenses incurred without generating sufficient revenue.  The decrease in net loss was primarily the result of decreased total expenses due to increased expense efficiency partially offset by decreased consulting revenue due to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements.

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

PART II – OTHER INFORMATION

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

HPIL Holding

Dated: August 30, 2016	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: August 30 2016	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer