Form 10-Q
period 2016-06-30
HPIL HOLDING
filed 2016-08-31
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

HPIL HOLDING

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2016	2015

ASSETS

Current Assets:
Cash	$2,128	$5,466
Total current Assets	2,128	5,466

Other Assets:
Brand license (Note 6)	6,805,600	6,805,600
Total other Assets	6,805,600	6,805,600

Total Assets	$6,807,728	$6,811,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,105	$8,626
Advances from stockholder (Note 5)	34,700	-
Total current Liabilities	40,805	8,626

Stockholders’ Equity:
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized; Nil issued and outstanding
at June 30, 2016, and December 31, 2015. (Note 3)	-	-
Preferred stock, series 1, class P-2 par value $7.00;
75,000,000 shares authorized; Nil issued and outstanding
at June 30, 2016, and December 31, 2015. (Note 3)	-	-
Common stock par value $0.0001; 400,000,000 shares authorized;
47,308,000 issued and outstanding
at June 30, 2016, and December 31, 2015. (Note 3)	4,731	4,731
Additional paid-in capital	9,429,001	9,429,001
Accumulated deficit	(2,666,809)	(2,631,292)
Total Stockholders’ Equity	6,766,923	6,802,440

Total Liabilities and Stockholders' Equity	$6,807,728	$6,811,066
Going Concern (Note 1)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Consulting revenue (Note 4)	$-	$-	$-	$35,000

Expenses:
General and administrative (Note 5)	14,680	213,063	35,517	358,852
Research and development (Note 5)	-	17,544	-	42,549
Equity loss in unconsolidated affiliate	-	-	-	5,027
Total expenses	14,680	230,607	35,517	406,428

Net loss available to common shareholders	$(14,680)	$(230,607)	$(35,517)	$(371,428)

Common shares
Outstanding - Basic and diluted	47,308,000	57,698,000	47,308,000	57,698,000

Net loss per common shares
Outstanding - Basic and diluted	$(0.000)	$(0.004)	$(0.001)	$(0.006)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(35,517)	$(371,428)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	-	5,027
Adjustments for changes in working capital:
Inventory	-	(44,480)
Advances settled in exchange for inventory	-	58,141
Prepaid expenses	-	11,021
Accounts payable and accrued expenses	(2,521)	(21,635)
NET CASH USED IN OPERATING ACTIVITIES	(38,038)	(363,354)

FINANCING ACTIVITIES:
Advances from stockholder (Note 5)	34,700	-
NET CASH PROVIDED BY FINANCING ACTIVITIES:	34,700	-

NET DECREASE IN CASH	(3,338)	(363,354)

CASH - BEGINNING OF PERIOD	5,466	445,069

CASH - END OF PERIOD	$2,128	$81,715

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The concentration of the Company has become the consulting services and the development of products related to the Brand License Agreement (see Note 6 for further discussion of the Brand License Agreement), after the disposition of the IFLOR Asset (see Note 3 for further discussion of the disposition of the IFLOR Asset). As of June 30, 2016, the Company has yet to commence substantial operations. Expenses incurred from February 17, 2004 (date of inception) through June 30, 2016, relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2016. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended December 31, 2015.  In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.  The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period

Investment in Unconsolidated Affiliate

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

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company has advances payable to its current majority shareholder totaling $34,700 as of June 30, 2016 and $Nil as of December 31, 2015. These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

The Company used MB Ingenia SRL (“MB Ingenia”) for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli, until November 4, 2015.  For the six months ended June 30, 2016 and 2015, the Company incurred expenses of $Nil and $27,229, respectively, in relation to these services.  For the three months ended June 30, 2016 and 2015, the Company incurred expenses of $Nil and $13,264, respectively, in relation to these services.  For the six months ended June 30, 2016, and 2015, the Company incurred reimbursements for handling and storage expense of $Nil and $8,158, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015).  For the three months ended June 30, 2016, and 2015, the Company incurred reimbursements for handling and storage expense of $Nil and $8,158, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc.  For the six months ended June 30, 2016, and 2015, the Company incurred research and developments costs of $Nil and $17,544, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc.  For the three months ended June 30, 2016, and 2015, the Company incurred in research and developments costs of $Nil and $17,544, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc.  Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia SRL. Mr. Bertoli also serves as an executive officer and director of the Company.

The Company entered into a two-year consulting agreement on July 20, 2009, with Amersey Investments LLC (“Amersey Investments”), a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Although the consulting agreement expired, Amersey Investments continued to provide office space, office identity and assist the Company with corporate, financial, administrative and management records on the same terms until July 31, 2015.  Mr. Amersey, as a director and officer, continues to provide and offer corporate office and records, at no cost.  For the six months ended June 30, 2016 and 2015, the Company incurred expenses of $Nil and $35,000, respectively, in relation to these services. For the three months ended June 30, 2016 and 2015, the Company incurred expenses of $Nil and $15,000, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers, corporate services and Edgar filings.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR.  For the six months ended June 30, 2016 and 2015, the Company incurred expenses of $2,710 and $6,688, respectively, in relation to these services.  For the three months ended June 30, 2016 and 2015, the Company incurred expenses of $1,479 and $5,541, respectively, in relation to these services.

The Company used the services of Freeland Venture Resources LLC, for Edgar filings and consulting services until April 14, 2016.  Mr. Amersey is a control person in Freeland Venture Resources LLC.   For the six months ended June 30, 2016 and 2015, the Company incurred expenses of $Nil and $5,435, respectively, in relation to these services.  For the three months ended June 30, 2016 and 2015, the Company incurred expenses of $Nil and $3,925, respectively, in relation to these services.

The Company used the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases and consulting services until April 14, 2016.  Cheerful is owned by Mr. Amersey’s children.  For the six months June 30, 2016 and 2015, the Company incurred expenses of $Nil and $8,894, respectively, in relation to these services.  For the three months June 30, 2016 and 2015, the Company incurred expenses of $Nil and $5,215, respectively, in relation to these services.

NOTE 6 – BRAND LICENSE

The Company, entered into a Brand License Agreement (the “Brand License Agreement”), dated December 29, 2014, with WTFSKF.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company the License to use the Marks of WTFSKF and manufacture and sell the Products bearing the Marks. Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, the Company will pay to WTFSKF an ongoing License Fee.  Additionally, the Company issued to WTFSKF 752,000 shares of treasury common stock (the “Shares”) of the Company in accordance with the Brand License Agreement. WTFSKF has agreed to provide to the Company annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”).  The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage.  Additionally, pursuant to the Brand License Agreement, the Company may require WTFSKF to either return the Shares or pay to the Company the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if the Company terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement.  The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement. The Brand License totaling $6,805,600 was measured based on the fair value of the stock issued.  The Company will amortize the license over the contractual life of the asset of 25 years. No amortization has been recognized as of June 30, 2016, as the Brand License Agreement does not commence until 2018.

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

The Company did not enter in any transactions that it considers material or otherwise significant during the three months ended June 30, 2016.

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

Net cash (used in) operating activities.  During the six months ended June 30, 2016, net cash used in operating activities was $(38,038) compared with $(363,354) used in operating activities for the six months ended June 30, 2015.  The cash flow used in operating activities in the six months ended June 30, 2016, and 2015 was primarily the result of incurred operating expenses without sufficient current revenue generating a net loss.

Investing activities.  The Company did not engage in any activities generating or using cash flow that it classified as investing activities during the six months ended June 30, 2016, and 2015.

Net cash provided by financing activities.  During the six months ended June 30, 2016, net cash provided by financing activities was $34,700 compared with $Nil provided by financing activities for the six months ended June 30, 2015.   The cash flow provided by financing activities in the six months ended June 30, 2016, was primarily the result of proceeds from advances from stockholder. The Company did not engage in any activities generating or using cash flow that it classified as financing activities in the six months ended June 30, 2015.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future.  Expenses incurred from February 17, 2004, (date of inception) through June 30, 2016, relate primarily to the Company’s formation and general administrative activities.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the report of the Company's independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended December 31, 2015, and 2014 contained an emphasis of a matter paragraph stating this uncertainty. The unaudited condensed consolidated financial statements accompanying this Quarterly Report have been prepared assuming that the Company will continue as a going concern.

During 2014, the Company entered into two (2) consulting agreements that provided a revenue stream of $35,000 per month.  The consulting agreements have since been mutually terminated by the Company and the counterparties thereto due to lack of ongoing need for the consulting services that were to be rendered under the agreements, allowing the Company to focus our full energy and effort on continuing to develop our core business plan and evaluating additional investment and acquisition opportunities.  Also during 2014, we entered into two (2) long term agreements with WTFSKF: the Brand License Agreement (discussed in Item 1, section (b) above) and the Product Reseller Agreement.  We expect to begin generating revenue from the Brand License Agreement during 2018.  The Product Reseller Agreement was mutually terminated on December 5, 2015 (discussed in Item 1, section (c) above).  The Company had negative working capital of $38,677  as of June 30, 2016.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide continuation of its operations.  Additionally, during the latter half of its fiscal year 2015, the Company took steps to significantly reduce its expense load moving forward and is prepared to continue evaluating its expense load, if necessary, to determine whether any efficiency can be achieved prior to generation of revenues sufficient to support increased operations.  Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through June 30, 2017.  Moreover, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and a Director and stockholder, has indicated his ability to provide financial support to the Company, should it be necessary.  Despite the aforementioned developments in the Company’s financial standing, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Comparison of Three Months Ended June 30, 2016, to Three Months Ended June 30, 2015.

General and Administrative Expenses.  General and administrative expenses decreased to $14,680 for the three months ended June 30, 2016, from $213,063 for the three months ended June 30, 2015. The decrease in general and administrative expenses is primarily related to increased expense efficiency resulting in lower professional fees and lower service and technical support.

Research and Development Costs.  Research and development costs decreased to $Nil for the three months ended, June 30, 2016, from $17,544 for the three months ended June 30, 2015.  The decrease in research and development costs is primarily related to a decrease in research and development costs for the Company’s former IFLOR Asset.

Net Loss.  For the three months ended June 30, 2016, we incurred a net loss of $(14,680) as compared to a net loss of $(230,607) for the three months ended June 30, 2015.  The net loss was primarily a result of expenses incurred without generating sufficient revenue.  The decrease in net loss was primarily a result of decreased total expenses due to increased expense efficiency.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015.

Consulting Revenue.  Consulting revenue decreased to $Nil for the six months ended June 30, 2016, from $35,000 for the six months ended June 30, 2015.  The decrease in consulting revenue is primarily related to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements.

General and Administrative Expenses.  General and administrative expenses decreased to $35,517 for the six months ended June 30, 2016, from $358,852 for the six months ended June 30, 2015.  The decrease in general and administrative expenses is primarily related to increased expense efficiency resulting in lower professional fees and lower service and technical support.

Research and Development Costs.  Research and development costs decreased to $Nil for six months ended June 30, 2016, from $42,549 for six months ended June 30, 2015.  The decrease in research and development costs is primarily related to a decrease in research and development costs for the Company’s Brand License Agreement with WTFSKF and related to our former IFLOR Asset.

Equity Losses in Unconsolidated Affiliate.  Equity losses in unconsolidated affiliate decreased to $Nil for the six months ended June 30, 2016, from $5,027 for the six months ended June 30, 2015.  The decrease in equity losses in unconsolidated affiliate is primarily related to the Company’s divesting of its ownership in the affiliate during 2015. The equity losses in unconsolidated affiliate recorded for the six months ended June 30, 2015, represents the Company’s proportionate shares of the affiliate’s losses during that period, prior to when the Company began divesting its ownership of the affiliate and ceased to have significant influence over the affiliate (which began about September 17, 2015, as discussed in Item 1, section (b) above).

Net Loss.  For the six months ended June 30, 2016, we incurred a net loss of $(35,517) as compared to a net loss of $(371,428) for the six months ended June 30, 2015.  The net loss was primarily a result of expenses incurred without generating sufficient revenue.  The decrease in net loss was primarily a result of decreased total expenses due to increased expense efficiency partially offset by decreased consulting revenue due to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements.

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

HPIL Holding

Dated: August 30, 2016	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: August 30, 2016	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer