Form 10-K/A
period 2015-12-31
HPIL HOLDING
filed 2016-10-05
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

NO DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

HPIL Holding is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on August 30, 2016 (the “Original Filing”) for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T.

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

(c)	Not applicable.

2

Index to Exhibits

Exhibit	Description

*2.1	Plan of Merger by and among HPIL Holding, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. dated May 27, 2015

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on December 29, 2014

*10.2	Amendment Agreement by and between HPIL Holding and Daniel Haesler dated September 17, 2015

*10.3	Second Amendment Agreement by and between HPIL Holding and Daniel Haesler dated November 15, 2015

*10.4	Mutual Termination Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on December 5, 2015

*10.5	Asset Purchase and Sale Agreement entered into by and between HPIL Holding and GIOTOS Limited on December 9, 2015

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
†	Filed with the Original Filing
‡	Furnished with the Original Filing

32

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPIL Holding

Dated: October 5, 2016	By:	/s/ Louis Bertoli
Louis Bertoli
Director, CEO, President, and Chairman of the Board of Directors