Form 10-Q/A
period 2016-06-30
HPIL HOLDING
filed 2016-10-05
CIK 1286345

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

Explanatory Note

HPIL Holding is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended June 30, 2016, filed with the Securities and Exchange Commission on August 31, 2016 (the “Original Filing”) for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T.

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