Form 10-Q
period 2016-09-30
HPIL HOLDING
filed 2016-11-21
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 21, 2016, there were 47,308,000 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2016	2015

ASSETS

Current Assets:
Cash	$604	$5,466
Total Current Assets	604	5,466

Other Assets:
Brand license (Note 6)	6,805,600	6,805,600
Total Other Assets	6,805,600	6,805,600

Total Assets	$6,806,204	$6,811,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$39,175	$8,626
Advances from stockholder (Note 5)	34,700	-
Advances from officer (Note 5)	7,000	-
Total Current Liabilities	80,875	8,626

Stockholders’ Equity:
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized at December 31, 2015;
Nil issued and outstanding at September 30, 2016. (Note 3)	-	-
Preferred stock, series 1, class P-2 par value $7.00;
75,000,000 shares authorized at December 31, 2015;
Nil issued and outstanding at September 30, 2016. (Note 3)	-	-
Common stock par value $0.0001; 400,000,000 shares authorized;
47,308,000 issued and outstanding
at September 30, 2016, and December 31, 2015. (Note 3)	4,731	4,731
Additional paid-in capital	9,429,001	9,429,001
Accumulated deficit	(2,708,403)	(2,631,292)
Total Stockholders’ Equity	6,725,329	6,802,440

Total Liabilities and Stockholders' Equity	$6,806,204	$6,811,066
Going Concern (Note 1)
Subsequent Events (Note 8)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Consulting revenue (Note 4)	$-	$-	$-	$35,000

Expenses:
General and administrative (Note 5)	41,594	58,989	77,111	417,841
Research and development (Note 5)	-	6,032	-	48,581
Equity loss in unconsolidated affiliate	-	-	-	5,027
Total expenses	41,594	65,021	77,111	471,449

Other income:
Disposition of unconsolidated affiliate (Note 3)	-	169,547	-	169,547

Net (loss) income available to common shareholders	$(41,594)	$104,526	$(77,111)	$(266,902)

Common shares
Outstanding - Basic and diluted	47,308,000	57,680,880	47,308,000	57,692,231

Net (loss) income per common shares
Outstanding - Basic and diluted	$(0.001)	$0.002	$(0.002)	$(0.005)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

219

HPIL Holding
UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(77,111)	$(266,902)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	-	5,027
Disposition of unconsolidated affiliate	-	(169,547)
Adjustments for changes in working capital:
Inventory	-	(44,480)
Advances settled in exchange for inventory	-	58,141
Prepaid expenses	-	17,221
Accounts payable and accrued expenses	30,549	(14,385)
NET CASH USED IN OPERATING ACTIVITIES	(46,562)	(414,925)

FINANCING ACTIVITIES:
Advances from stockholder	34,700	-
Advances from officer	7,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES:	41,700	-

NET DECREASE IN CASH	(4,862)	(414,925)

CASH - BEGINNING OF PERIOD	5,466	445,069

CASH - END OF PERIOD	$604	$30,144

Non-Cash Transaction:

HPIL Holding common shares received as consideration in disposition of interest in unconsolidated affiliate	$-	$175,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The concentration of the Company has become the consulting services and the development of products related to the Brand License Agreement (see Note 6 for further discussion of the Brand License Agreement), after the disposition of the IFLOR Asset (see Note 3 for further discussion of the disposition of the IFLOR Asset). As of September 30, 2016, the Company has yet to commence substantial operations. Expenses incurred from February 17, 2004 (date of inception) through September 30, 2016, relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2016. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations.  These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide for the continuation of its operations.  The Company is also prepared to re-evaluate its expense load, if necessary, to determine whether any efficiency can be achieved prior to the commencement of substantial operations related to the Brand License Agreement (Note 6) or other potential operations identified by the Company.  Additionally, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and Director and stockholder, has indicated his ability to provide financial support to the Company for the continuation of its operations, should it be necessary (Note 5).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United Stated (“GAAP”), and are expressed in United States dollars.  These condensed consolidated interim financial statements include the accounts of HPIL Holding and HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART AND CULTURE Inc. (formerly wholly-owned subsidiaries of the Company that have been merged with and into the Company effective as of May 28, 2015).  All inter-company balances and transactions have been eliminated on consolidation.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. This guidance will be effective for the Company in the first quarter of our fiscal year 2018, and early adoption is permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s cash flows.

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

The Company filed an amendment with the Secretary of State of Nevada on April 19, 2016, amending its Articles of Incorporation, Article IV - Capital Stock. The effect of the amendment was to cancel all 100,000,000 shares of the Company’s authorized preferred stock (“Preferred Stock”), consisting of 25,000,000 shares of Preferred Stock, par value $8.75 per share; and 75,000,000 shares of Preferred Stock, par value $7 per share.  The amendment was effective as of April 18, 2016, at which time there were no shares of Preferred Stock issued and outstanding.  Following the amendment, the Company has 400,000,000 shares of stock authorized for issuance (reduced from 500,000,000 shares authorized prior to the effect of the amendment), consisting solely of shares of the Company’s common stock, par value $0.0001 per share.

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

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company has advances payable to its current majority shareholder totaling $34,700 as of September 30, 2016 and $Nil as of December 31, 2015. These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

The Company has advances payable to its current Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and Director and stockholder, totaling $7,000 as of September 30, 2016 and $Nil as of December 31, 2015. These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

The Company used MB Ingenia SRL (“MB Ingenia”) for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli, until November 4, 2015.  For the nine months ended September 30, 2016 and 2015, the Company incurred expenses of $Nil and $33,909, respectively, in relation to these services.  For the three months ended September 30, 2016 and 2015, the Company incurred expenses of $Nil and $6,680, respectively, in relation to these services.  For the nine months ended September 30, 2016, and 2015, the Company incurred reimbursements for handling and storage expense of $Nil and $8,158, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015).  For the three months ended September 30, 2016, and 2015, the Company incurred reimbursements for handling and storage expense of $Nil in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc.  For the nine months ended September 30, 2016, and 2015, the Company incurred research and developments costs of $Nil and $23,576, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc.  For the three months ended September 30, 2016, and 2015, the Company incurred in research and developments costs of $Nil and $6,032, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc.  Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia SRL. Mr. Bertoli also serves as an executive officer and director of the Company.

The Company entered into a two-year consulting agreement on July 20, 2009, with Amersey Investments LLC (“Amersey Investments”), a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Although the consulting agreement expired, Amersey Investments continued to provide office space, office identity and assist the Company with corporate, financial, administrative and management records on the same terms until July 31, 2015.  Mr. Amersey, as a director and officer, continues to provide and offer corporate office and records, at no cost.  For the nine months ended September 30, 2016 and 2015, the Company incurred expenses of $Nil and $35,000, respectively, in relation to these services. For the three months ended September 30, 2016 and 2015, the Company incurred expenses of $Nil and $5,000, respectively, in relation to these services.

The Company uses Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to do its stock transfers, corporate services and Edgar filings.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR.  For the nine months ended September 30, 2016 and 2015, the Company incurred expenses of $2,710 and $10,127, respectively, in relation to these services.  For the three months ended September 30, 2016 and 2015, the Company incurred expenses of $Nil and $1,739, respectively, in relation to these services.

The Company used the services of Freeland Venture Resources LLC, for Edgar filings and consulting services until April 14, 2016.  Mr. Amersey is a control person in Freeland Venture Resources LLC.   For the nine months ended September 30, 2016 and 2015, the Company incurred expenses of $Nil and $5,585, respectively, in relation to these services.  For the three months ended September 30, 2016 and 2015, the Company incurred expenses of $Nil and $150, respectively, in relation to these services.

The Company used the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases and consulting services until April 14, 2016.  Cheerful is owned by Mr. Amersey’s children.  For the nine months September 30, 2016 and 2015, the Company incurred expenses of $Nil and $9,439, respectively, in relation to these services.  For the three months September 30, 2016 and 2015, the Company incurred expenses of $Nil in relation to these services.

NOTE 6 – BRAND LICENSE

The Company, entered into a Brand License Agreement (the “Brand License Agreement”), dated December 29, 2014, with WTFSKF.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company the License to use the Marks of WTFSKF and manufacture and sell the Products bearing the Marks. Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, the Company will pay to WTFSKF an ongoing License Fee.  Additionally, the Company issued to WTFSKF 752,000 shares of treasury common stock (the “Shares”) of the Company in accordance with the Brand License Agreement. WTFSKF has agreed to provide to the Company annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”).  The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage.  Additionally, pursuant to the Brand License Agreement, the Company may require WTFSKF to either return the Shares or pay to the Company the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if the Company terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement.  The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement. The Brand License totaling $6,805,600 was measured based on the fair value of the stock issued.  The Company will amortize the license over the contractual life of the asset of 25 years. No amortization has been recognized as of September 30, 2016, as the Brand License Agreement does not commence until 2018.

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

NOTE 8 – SUBSEQUENT EVENTS

On November 9, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with GPL Ventures, LLC (“GPL”).  The Company and GPL also entered into a Registration Rights Agreement dated November 9, 2016 (the “Registration Agreement”, and together with the Securities Purchase Agreement, the “Agreements”). Pursuant to the Securities Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to GPL, from time to time as provided therein, and GPL would purchase from the Company shares of the Company’s common stock (“Shares”) equal to a value of up to $5,600,000.  Pursuant to the Registration Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and applicable state laws with respect to all Shares issued in connection with the Securities Purchase Agreement. Subject to the terms and conditions of the Securities Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to GPL, and GPL shall purchase from the Company, the Shares upon the Company’s delivery of written notices to GPL. The aggregate maximum amount of all purchases that GPL shall be obligated to make under the Securities Purchase Agreement shall not exceed $5,600,000. Once a written notice is received by GPL, it shall not be terminated, withdrawn or otherwise revoked by the Company.  GPL is not obligated to purchase any Shares unless and until the Company has registered the Shares pursuant to a registration statement on Form S-1 (or on such other form as is available to the Company), which is required to be effective within 11 months of the execution of the Agreements. Pursuant to the Securities Purchase Agreement, each purchase of Shares must be in an amount equal to at least $100,000 and is capped at the lesser of (i) $175,000 or (ii) 200% of the average daily trading volume as calculated pursuant to the Securities Purchase Agreement.  The purchase price per share for each purchase of Shares to be paid by GPL shall be 80% of the lowest trading price (or if there are no recorded trades, the lowest closing price) during the Valuation Period (as defined and calculated pursuant to the Securities Purchase Agreement).

Additionally, on November 9, 2016, the Company issued to GPL a Convertible Promissory Note (the “Note”) in the principal amount of $250,000 as payment of a commitment fee to induce GPL to enter into the Agreements.  The Note accrues interest at the rate of 5% per annum and is due in full on or before July 30, 2017.  The Note also prohibits prepayment of the principal.  GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of 75% of the lowest Trading Price during the Valuation Period (as defined and calculated pursuant to the Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note. The forgoing descriptions of the Securities Purchase Agreement, Registration Agreement, and Note are qualified in their entirety by reference to the respective documents, which were attached as Exhibits to the Current Report of the Company filed on November 14, 2016.

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

On November 27, 2012, HPIL ART&CULTURE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a cooperation agreement with the World Traditional Fudokan Shotokan Karate-Do Federation (“WTFSKF”), a worldwide karate federation, to develop and cooperate to expand potential projects between the parties.  The cooperation agreement with WTFSKF expired according to its terms on November 27, 2014; however, the parties continued to follow the terms of the cooperation agreement until December 5, 2015, the effective date of termination of the cooperation agreement pursuant to the Company’s notice sent to WTFSKF on November 4, 2015.

On December 4, 2012, HPIL ART&CULTURE Inc. entered into a cooperation agreement with Social Art World Ltd., a private company focused on investing in the art sector. The parties worked cooperatively to develop and expand potential projects.  The December 2012 cooperation agreement has since expired according to its terms in December 2014 and has been replaced by a new cooperation agreement on substantially the same terms executed on December 1, 2014.  Mauro Falaschi, who served as a director of the Company from January 2015 until his resignation effective May 23, 2015, is the founder and currently the president, a director and major shareholder of Social Art World Ltd. Subsequently, the Company notified Social Art World Ltd. of the termination of the cooperation agreement on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

On December 20, 2012, HPIL ENERGYTECH Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a cooperation agreement with TrueSkill Energen Pvt. Ltd., a private limited company focused on marketing renewable energy products and solutions.  In accordance with the cooperation agreement, the parties worked cooperatively to develop and expand potential projects.  The December 2012 cooperation agreement has since expired according to its terms in December 2013 and the parties continued working together without an agreement in place (eventually executing a new cooperation agreement on substantially the same terms in October 2014) until December 5, 2015, the effective date of termination of the cooperation agreement pursuant to the Company’s notice sent to TrueSkill Energen Pvt. Ltd. on November 4, 2015. The Company’s CFO is also the Chairman of the Board of TrueSkill Energen Pvt. Ltd.

On August 20, 2013, HPIL GLOBALCOM Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015) entered into a cooperation agreement with 2Evolution Studios, a private company focused on investing in the communication sector, through which the parties agreed to work cooperatively to develop and expand potential projects. The cooperation agreement with 2Evolution Studios expired according to its terms on August 30, 2015; however, the parties continued to work together without an agreement in place and following substantially the terms of the cooperation agreement until December 5, 2015, the effective date of termination of the cooperation agreement pursuant to the Company’s notice sent to 2Evolution Studios on November 4, 2015.

On December 20, 2013, HPIL HEALTHCARE Inc. entered into a cooperation agreement with MB Ingenia SRL, a private company focused on investing in the healthcare and environmental sectors, through which the parties agreed to work cooperatively to develop and expand potential projects.  Mr. Louis Bertoli was the President and CEO of MB Ingenia SRL until November 28, 2013, at which time Mr. Louis Bertoli’s brother became President and CEO of MB Ingenia SRL. Mr. Louis Bertoli also serves as an executive officer and director of the Company. Subsequently, the Company notified MB Ingenia SRL of the termination of the cooperation agreement on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

1110

On November 10, 2014, HPIL ENERGYTECH Inc. entered into a cooperation agreement with ECOVAL & CO. SRL, a private company focused on investing in the energy sector.  Pursuant to the cooperation agreement, the parties worked cooperatively to develop and expand potential projects. Subsequently, the Company notified ECOVAL & CO. SRL or the termination of the cooperation agreement on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

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

On January 5, 2015, HPIL ENERGYTECH Inc. entered into a cooperation agreement with GINARES GROUP AG, a private company focused on providing independent global and local renewable energy solutions. Pursuant to the cooperation agreement, the parties worked cooperatively to develop and expand potential projects. Subsequently, the Company notified GINARES GROUP AG of the termination of the cooperation agreement on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

On January 15, 2015, HPIL HEALTHCARE Inc. entered into a cooperation agreement with COEUS TECHNOLOGY Inc., a private company focused on investing in the healthcare and environmental sectors.  Pursuant to the cooperation agreement, the parties worked cooperatively to develop and expand potential projects. Subsequently, the Company notified COEUS TECHNOLOGY Inc. of the termination of the cooperation agreement on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

On March 23, 2015, HPIL ENERGYTECH Inc. entered into a cooperation agreement with ARBORWIND LLC, a private limited liability company focused on marketing renewable energy products and solutions.  Pursuant to the cooperation agreement, the parties worked cooperatively to develop and expand potential projects. Subsequently, the Company notified ARBORWIND LLC of the termination of the cooperation agreement on November 4, 2015, and consequently the cooperation agreement between the parties was terminated effective December 5, 2015.

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

1211

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

The Company did not enter in any transactions that it considers material or otherwise significant during the three months ended September 30, 2016.

1312

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

Moreover, the Company will continue to concentrate on the development of the Brand License Agreement (see section (b) of this Item above) until it will commence in 2018.  While the Company is still in the conceptual stages of the line of business that may be developed under the Brand License Agreement, we intend to explore potential manufacturing, distribution, and other strategic partnerships in connection with the Brand License Agreement.  Additionally, over the next approximately 11 months, we intend to take additional steps necessary to bring the Product to market in a timely fashion, chiefly among them:

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

1413

Liquidity and Capital Resources

We are an early stage company focused on developing our business of evaluating for potential investment or acquisition both private and public companies and intellectual properties and technologies in differing business sectors, including, without limitation Healthcare, Environmental Quality, Energy and Real Estate.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan of investing and providing related consulting services in these sectors, continue efforts to begin market and design evaluations of the Products related to the Brand License Agreement (as discussed in Item 2, sections (b) and (d) above).  During 2015, we terminated many of our underperforming agreements and investments to reduce the strain on our resources and redirect those resources to identifying and developing more promising investments.  As we have commenced only limited operations and have yet to reach full operations, particularly with respect to our current principal business objective, currently the Products related to the Brand License Agreement, we have not earned substantial revenues to date other than those revenues generated from two (2) consulting arrangements entered into during 2014, both of which were terminated in the first quarter of 2015.

Net cash (used in) operating activities.  During the nine months ended September 30, 2016, net cash used in operating activities was $(46,562) compared with $(414,925) used in operating activities for the nine months ended September 30, 2015.  The cash flow used in operating activities in the nine months ended September 30, 2016, and 2015 was primarily the result of incurred operating expenses without sufficient current revenue generating a net loss.

Investing activities.  The Company did not engage in any activities generating or using cash flow that it classified as investing activities during the nine months ended September 30, 2016, and 2015.

Net cash provided by financing activities.  During the nine months ended September 30, 2016, net cash provided by financing activities was $41,700 compared with $Nil provided by financing activities for the nine months ended September 30, 2015.  The cash flow provided by financing activities in the nine months ended September 30, 2016, was primarily the result of proceeds from advances from stockholder and advances from officer. The Company did not engage in any activities generating or using cash flow that it classified as financing activities in the nine months ended September 30, 2015.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future.  Expenses incurred from February 17, 2004, (date of inception) through September 30, 2016, relate primarily to the Company’s formation and general administrative activities.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the report of the Company's independent registered public accounting firm on the Company’s consolidated financial statements as of and for the years ended December 31, 2015, and 2014 contained an emphasis of a matter paragraph stating this uncertainty. The unaudited condensed consolidated financial statements accompanying this Quarterly Report have been prepared assuming that the Company will continue as a going concern.

During 2014, the Company entered into two (2) consulting agreements that provided a revenue stream of $35,000 per month.  The consulting agreements have since been mutually terminated by the Company and the counterparties thereto due to lack of ongoing need for the consulting services that were to be rendered under the agreements, allowing the Company to focus our full energy and effort on continuing to develop our core business plan and evaluating additional investment and acquisition opportunities.  Also during 2014, we entered into two (2) long term agreements with WTFSKF: the Brand License Agreement and the Product Reseller Agreement (each discussed in Item 2, section (b) above).  We expect to begin generating revenue from the Brand License Agreement during 2018.  The Product Reseller Agreement was mutually terminated on December 5, 2015 (discussed in Item 2, section (b) above).  The Company had negative working capital of $80,271 as of September 30, 2016.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide continuation of its operations.  Additionally, during the latter half of its fiscal year 2015, the Company took steps to significantly reduce its expense load moving forward and is prepared to continue evaluating its expense load, if necessary, to determine whether any efficiency can be achieved prior to generation of revenues sufficient to support increased operations.  Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through September 30, 2017.  Moreover, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and a Director and stockholder, has indicated his ability to provide financial support to the Company, should it be necessary.  Despite the aforementioned developments in the Company’s financial standing, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

1514

Results of Operations

As the Company is an early stage company, it has commenced only limited operations and has yet to reach full operations; therefore, the Company has little operations to report at this time.  The Company’s main focus has been on the development of its business plan.  Aside from the execution of the two (2) consulting agreements during 2014 (both of which were terminated during the first quarter of 2015), and the Product Reseller Agreement (which was terminated during the fourth quarter of 2015), and entering into the Brand License Agreement, pursuant to which the Company has acquired a license to use certain logos, names, and marks of WTFSKF for commercial sales of certain Product (clothing, accessories and certain sporting goods) beginning in January of 2018, the Company has made no sales nor generated additional revenue and all expenses to date have related to the development of its business plan and other expenses related to the daily operations of a public company and beginning stages of business activities related to the Product and the IFLOR Asset (which the Company sold, as discussed in Item 2, section (b) above).

Comparison of Three Months Ended September 30, 2016, to Three Months Ended September 30, 2015.

General and Administrative Expenses.  General and administrative expenses decreased to $41,594 for the three months ended September 30, 2016, from $58,989 for the three months ended September 30, 2015. The decrease in general and administrative expenses is primarily related to increased expense efficiency resulting in lower professional fees and lower service and technical support.

Research and Development Costs.  Research and development costs decreased to $Nil for the three months ended September 30, 2016, from $6,032 for the three months ended September 30, 2015.  The decrease in research and development costs is primarily related to a decrease in research and development costs for the Company’s former IFLOR Asset.

Disposition of Unconsolidated Affiliate.  Disposition of unconsolidated affiliate decreased to $Nil for the three months ended September 30, 2016, from $169,547 for the three months ended September 30, 2015.  The decreased in disposition of unconsolidated affiliate is primarily related to the gain recorded in connection with the Company’s disposition of 16 quotas in HREM during the three months ended September 30, 2015 (see subsection (b) of Item 2 for additional information regarding this transaction).

Net Income/(Loss).  For the three months ended September 30, 2016, we incurred a net loss of $(41,594) as compared to a net income of $104,526 for the three months ended September 30, 2015. The net loss for the three months ended September 30, 2016, was primarily a result of expenses incurred without generating sufficient revenue.  The variance in net income/(loss) over the periods was primarily the result of the one-time gain recorded in connection with the Company’s disposition of interest in an unconsolidated affiliated during the three months ended September 30, 2015, partially offset by a reduction in expenses from $65,021 for the three months ended September 30, 2015, to $41,594 for the three months ended September 30, 2016, due to increased expense efficiency.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015.

Consulting Revenue.  Consulting revenue decreased to $Nil for the nine months ended September 30, 2016, from $35,000 for the nine months ended September 30, 2015.  The decrease in consulting revenue is primarily related to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements.

General and Administrative Expenses.  General and administrative expenses decreased to $77,111 for the nine months ended September 30, 2016, from $417,841 for the nine months ended September 30, 2015.  The decrease in general and administrative expenses is primarily related to increased expense efficiency resulting in lower professional fees and lower service and technical support.

Research and Development Costs.  Research and development costs decreased to $Nil for nine months ended September 30, 2016, from $48,581 for nine months ended September 30, 2015.  The decrease in research and development costs is primarily related to a decrease in research and development costs for the Company’s Brand License Agreement with WTFSKF and related to our former IFLOR Asset.

Equity Losses in Unconsolidated Affiliate.  Equity losses in unconsolidated affiliate decreased to $Nil for the nine months ended September 30, 2016, from $5,027 for the nine months ended September 30, 2015.  The decrease in equity losses in unconsolidated affiliate is primarily related to the Company’s divesting of its ownership in the affiliate during 2015. The equity losses in unconsolidated affiliate recorded for the nine months ended September 30, 2015, represents the Company’s proportionate shares of the affiliate’s losses during that period, prior to when the Company began divesting its ownership of the affiliate and ceased to have significant influence over the affiliate (which began about September 17, 2015, as discussed in Item 2, section (b) above).

1615

Disposition of Unconsolidated Affiliate.  Disposition of unconsolidated affiliate decreased to $Nil for the nine months ended September 30, 2016, from $169,547 for the nine months ended September 30, 2015.  The decreased in disposition of unconsolidated affiliate is primarily related to the gain recorded in connection with the Company’s disposition of 16 quotas in HREM during the nine months ended September 30, 2015 (see subsection (b) of Item 2 for additional information regarding this transaction).

Net Loss.  For the nine months ended September 30, 2016, we incurred a net loss of $(77,111) as compared to a net loss of $(266,902) for the nine months ended September 30, 2015. The net loss for the nine months ended September 30, 2016, was primarily a result of expenses incurred without generating sufficient revenue.  The decrease in net loss was primarily a result of decreased total expenses due to increased expense efficiency partially offset by decreased consulting revenue due to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements, and the one-time gain recorded in connection with the Company’s disposition of interest in an unconsolidated affiliated during the nine months ended September 30, 2015.  The decrease in total expenses from $471,449 for the nine months ended September 30, 2015, to $77,111 for the nine months ended September 30, 2016, was primarily a result of decreases in accounting-related and professional fees and research and development costs related to the Company’s Brand License Agreement with WTFSKF and related to our former IFLOR Asset.

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

1716

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

Not Applicable.

(c)          Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Plan of Merger by and among HPIL Holding, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. dated May 27, 2015

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on December 29, 2014

*10.2	Securities Purchase Agreement, by and between the Company and GPL Ventures, LLC, dated November 9, 2016

*10.3	Registration Rights Agreement, by and between the Company and GPL Ventures, LLC, dated November 9, 2016

*10.4	Convertible Promissory Note, by and between the Company and GPL Ventures, LLC, dated November 9, 2016

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1817

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

1918

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPIL Holding

Dated: November 21, 2016	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: November 21, 2016	By:
/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer