Form 10-K/A
period 2015-12-31
HPIL HOLDING
filed 2016-12-19
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

(mark one)

[ x ]Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number: 333-123941

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

NO DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

HPIL Holding (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Second Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “Commission”) on August 30, 2016 (the “Original Filing”), as previously amended by Amendment No. 1 on Form 10-K/A as filed with the Commission on October 5, 2016 (the “First Amendment”), for the purpose of revising the cover page and Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Original Filing and First Amendment indicated that the Company is a voluntary filer and has never been required to file reports under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This was based on the Company’s lack of confirmation that a registration statement filed by the Company under prior management had become effective.  Current management was unable to confirm with the Company’s prior management that it had received an effective statement from the Commission with respect to the registration statement.  Additionally, no electronic notice of effectiveness was ever made available on the Commission’s EDGAR system, so confirmation was not readily ascertainable by review of the Company’s filings on EDGAR.  Since the Original Filing and First Amendment, the Company has discussed the status of the subject registration statement with the Commission.  In those discussions, the Commission telephonically confirmed that the subject registration statement was declared effective.  Therefore, the Company wishes to clarify that it is required to file reports under Section 13(a) or 15(d) of the Exchange Act and is not operating as a voluntary filer and withdraws any statement to the contrary.

Based on our misunderstanding, the Company filed several periodic reports with OTC Markets, Inc. (“OTC”) in compliance with the OTC Pink Current Information Tier Basic Disclosure Guidelines, instead of filing those periodic reports with the Commission.  Since that time, we have filed with the Commission all required reports and, as of the date of this Amendment, are current with our reporting obligations under Section 13(a) or 15(d) of the Exchange Act.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing or First Amendment is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and, except for the filing of the First Amendment, does not reflect any events that may have occurred subsequent to such date.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Before we effectuated the merger on October 7, 2009 (as described herein in the Business Background Section), we traded on the OTC Bulletin Board under the name TNT Designs, Inc. and trade symbol “TNTD”.  After the merger and change in name and business the Company traded on the OTC Bulletin Board under the trade symbol “TRHG”.  On February 23, 2010, TRHG was delisted from the OTC Bulletin Board due to non-timely filings of periodic reports and was subsequently quoted on the Pink Sheets.  From the time of the Company name change on May 22, 2012 (as described herein in the Business Background Section), until April 14, 2016, our Common Stock traded on the OTCQB Market under the symbol “HPIL.” On April 14, 2016, to focus more on the development of our business, we decided to temporarily cease filing of periodic reports with the Securities and Exchange Commission and transitioned to filing periodic reports through the OTC Disclosure & News Service pursuant to the Pink Basic Disclosure Guidelines.  Therefore, even though we began filing periodic reports with the Securities and Exchange Commission again, since April 14, 2016, we have traded on the OTC Pink Market under the symbol “HPIL.”  Because we have been operating under our new trade symbol for a relatively short duration of time and have only commenced limited operations of our new business and have generated limited revenue from the new business, there has been limited market activity up to this point in time. The following table sets forth, for the periods indicated, the high and low bid information for our Common Stock as determined from sporadic quotations on the OTC Markets.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

2

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

HPIL Holding

Dated: December 19, 2016	By:	/s/ Louis Bertoli
Louis Bertoli
Director, CEO, President, and Chairman of the Board of Directors