Form 10-Q/A
period 2016-03-31
HPIL HOLDING
filed 2016-12-20
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

Explanatory Note

HPIL Holding (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission (the “Commission”) on August 31, 2016 (the “Original Filing”), as previously amended by Amendment No. 1 on Form 10-Q/A as filed with the Commission on October 5, 2016 (the “First Amendment”), for the purpose of revising the cover page.

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

Based on our misunderstanding, the Company filed several periodic reports with OTC Markets, Inc. (“OTC”) in compliance with the OTC Pink Current Information Tier Basic Disclosure Guidelines, instead of filing those periodic reports with the Commission.  Since that time, we have filed with the Commission all required reports and, as of the date of this Second Amendment, are current with our reporting obligations under Section 13(a) or 15(d) of the Exchange Act.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing or First Amendment is being amended, updated or otherwise revised.  This Second Amendment speaks as of the filing date of the Original Filing and, except for the filing of the First Amendment, does not reflect any events that may have occurred subsequent to such date.

i

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPIL Holding

Dated: December 19, 2016	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors