Form 10-Q/A
period 2016-06-30
HPIL HOLDING
filed 2016-12-20
CIK 1286345

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

Explanatory Note

HPIL Holding (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) to its Quarterly Report on Form 10-Q for the three months ended June 30, 2016, filed with the Securities and Exchange Commission (the “Commission”) on August 31, 2016 (the “Original Filing”), as previously amended by Amendment No. 1 on Form 10-Q/A as filed with the Commission on October 5, 2016 (the “First Amendment”), for the purpose of revising the cover page.

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