Form 10-Q/A
period 2016-09-30
HPIL HOLDING
filed 2016-12-20
CIK 1286345

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

Explanatory Note

HPIL Holding (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended September 30, 2016, filed with the Securities and Exchange Commission (the “Commission”) on November 21, 2016 (the “Original Filing”), for the purpose of revising the cover page.

The Original Filing indicated that the Company is a voluntary filer and has never been required to file reports under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This was based on the Company’s lack of confirmation that a registration statement filed by the Company under prior management had become effective.  Current management was unable to confirm with the Company’s prior management that it had received an effective statement from the Commission with respect to the registration statement.  Additionally, no electronic notice of effectiveness was ever made available on the Commission’s EDGAR system, so confirmation was not readily ascertainable by review of the Company’s filings on EDGAR.  Since the Original Filing, the Company has discussed the status of the subject registration statement with the Commission.  In those discussions, the Commission telephonically confirmed that the subject registration statement was declared effective.  Therefore, the Company wishes to clarify that it is required to file reports under Section 13(a) or 15(d) of the Exchange Act and is not operating as a voluntary filer and withdraws any statement to the contrary.

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