Form 10-K
period 2016-12-31
HPIL HOLDING
filed 2017-07-12
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Yes    ☐          No     ☒

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

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter during the fiscal year represented by this Annual Report, was $8,142,800.  This value was computed by reference to the price at which the registrant’s common stock was last sold as of June 30, 2016, and excludes the market value of the registrant’s voting and non-voting common stock beneficially owned by the directors and executive officers of the registrant and known holders of 10% or more of the common stock of the registrant.  These determinations and the underlying assumptions should not be deemed to constitute an admission that all directors and executive officers of the registrant and known holders of 10% or more of the common stock of the registrant are, in fact, affiliates of the registrant, or that there are no other persons who may be deemed to be affiliates of our company.  Further information concerning shareholdings of our directors and executive officers and beneficial owners of more than 5% of the registrant’s outstanding common stock is included in Part III, Item 12 of this Annual Report on Form 10-K.

As of July 11, 2017, the registrant had 50,969,150 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

HPIL Holding

2016 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2016 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

On December 29, 2014, the Company, entered into a Brand License Agreement (the “Brand License Agreement”) with WTFSKF, a worldwide karate federation based in Switzerland.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and certain sporting goods) bearing the Marks (the “Products”).  Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, the Company will pay to WTFSKF an ongoing license fee equal to 5% of the revenues from sales of the Products (the “License Fee”).  Additionally, the Company issued to WTFSKF 752,000 shares of treasury common stock of the Company (the “Shares”; the Shares and the License Fee are collectively referred to as the “License Consideration”) in accordance with the Brand License Agreement.  WTFSKF has agreed to provide to the Company annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”).  The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage.  Additionally, pursuant to the Brand License Agreement, the Company may require WTFSKF to either return the Shares or pay to the Company the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if the Company terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement. The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement pursuant to the terms of the thereof. On May 19, 2017, the Company entered into an addendum to the Brand License Agreement (the “Addendum”) with the WTFSKF whereby the Company acquired the television, radio and internet rights to the WTFSKF World Karate Championship and the International Karate Gasshuku as further described in Subsequent Events, Note 9 to the Financial Statements.  Due to the decrease in the Company’s common stock, and other factors related to the agreements with the WTFSKF, the value of the Brand License Agreement has been impaired by $6,798,080, as further described in Note 6 to the Financial Statements. The Company has considered and taken note of Section 350-30-35, the Subsequent Measurement Section that provides guidance on an entity’s subsequent measurement and subsequent recognition of an item. Situations that may result in subsequent changes to the carrying amount include impairment, credit losses, fair value adjustments, depreciation and amortization, and so forth. The Company has also taken note of Section 350-30-50, the Disclosure Section that provides guidance regarding the disclosure in the notes to the financial statements. In some cases, disclosure may relate to disclosure on the face of the financial statements.

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

On, August 12, 2016, the Company and Kodiak Capital Group, LLC (“KCG”) executed an Equity Purchase Agreement (the “Equity Purchase Agreement”). The Company and KCG also entered into a Registration Rights Agreement dated August 12, 2016 (the “Registration Agreement”, and together with the Equity Purchase Agreement, the “Agreements”).  Pursuant to the Equity Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to KCG, from time to time as provided therein, and KCG would purchase from the Company shares of the Company’s common stock (“Shares”) equal to a value of up to $5,000,000. Pursuant to the Registration Agreement, the Company has agreed to provide certain registration rights under the Equity Act of 1933, as amended, and applicable state laws with respect to all Shares issued in connection with the Equity Purchase Agreement.  Subject to the terms and conditions of the Equity Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to KCG, and KCG shall purchase from the Company, the Shares upon the Company’s delivery of written notices to KCG. The aggregate maximum amount of all purchases that KCG shall be obligated to make under the Equity Purchase Agreement shall not exceed $5,000,000. Once a written notice is received by KCG, it shall not be terminated, withdrawn or otherwise revoked by the Company.  The purchase price per share for each purchase of Shares to be paid by KCG shall be 70% of the lowest trading price (or if there are no recorded trades, the lowest closing price) during the Valuation Period (as defined and calculated pursuant to the Equity Purchase Agreement).  KCG is not obligated to purchase any Shares unless and until the Company has registered the Shares pursuant to a registration statement on Form S-1 (or on such other form as is available to the Company).

Additionally, on June 28, 2016, upon the signing of the Term Sheet (“Term Sheet”) related to the Equity Purchase Agreement, the Company issued to KCG a Convertible Promissory Note (the “Note”) in the principal amount of $215,000 as payment of a commitment fee to induce KCG to enter into the Agreements.  The Note is due in full on or before January 28, 2017.  The Company may prepay this Note in whole or in part at any time following at least 15 and no more than 60 days’ advance written notice to the Holder, provided that the Holder shall retain all rights of conversion until the date of repayment, notwithstanding the pendency of any prepayment notice.  KCG has the right to convert all or any portion of the note balance at any time at a conversion price per share of 50% of the Current Market Price (as defined and calculated pursuant to the Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note. Upon an Event of Default (as defined in the Note), the principal amount increases to $250,000 and the conversion price shall decrease to 25% of the Current Market Price (as defined and calculated pursuant to the Note).

(c)	Material Transactions and Other Significant Business Transactions Overview.

Described in this section (c) are the business transactions entered into by the Company during the three months ended December 31, 2016, that we consider significant or material.

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

On, December 27, 2016, the Company and Kodiak Capital Group, LLC (“KCG”) executed an Amended and Restated Equity Purchase Agreement (the “Amended Equity Purchase Agreement” which amends the original Equity Purchase Agreement with KCG dated August 12, 2016. The Amended Equity Purchase Agreement restates and makes minor revisions to the Equity Purchase Agreement, such as correcting the stated capitalization of the Company and extending the term of the Equity Purchase Agreement.

On December 27, 2016, the Company and KCG entered an Amendment and Waiver (the “Amendment and Waiver”), pursuant to which KCG waived certain defaults of the Company under the Note and amended the Note to delete a default provision requiring the Company to file a registration statement by a certain date, amend a default provision to reflect the Company’s listing on the OTCPink market, and extend the maturity date to July 28, 2017. The Original Equity Purchase Agreement, Amended Equity Purchase Agreement, Registration Agreement, Term Sheet, Note, and Amendment and Waiver contain other provisions customary to transactions of this nature.

The foregoing descriptions of the Original Equity Purchase Agreement, Amended Equity Purchase Agreement, Registration Agreement, Term Sheet, Note, and Amendment and Waiver are qualified in their entirety by reference to the Original Equity Purchase Agreement, Amended Equity Purchase Agreement, Registration Agreement, Term Sheet, Note, and Amendment and Waiver, which were attached as Exhibits to the Current Report of the Company filed on December 27, 2016.

The Company and KCG entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) on December 27, 2016, pursuant to which the Company sold to KCG a convertible promissory note in the amount of $60,000 for a purchase price of $50,000.  Pursuant to the Securities Purchase Agreement, the Company issued to KCG a 15% Convertible Note (the “December Note”) in the principal amount of $60,000.  The December Note accrues interest at the rate of 15% per year and is due in full on or before December 27, 2017.  The Company may prepay this Note in whole at any time prior to 6 months from the issue date on at least 5 Trading Days (as defined in the December Note) but not more than 10 Trading Days notice, provided that the Holder shall retain all rights of conversion until the date of repayment, notwithstanding the pendency of any prepayment notice.  KCG has the right to convert all or any portion of the note balance at any time at a conversion price per share of forty percent (40%) lowest sale price for the Company’s Common Stock during the thirty (30) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

The Securities Purchase Agreement and December Note contain other provisions customary to transactions of this nature. The foregoing descriptions of the Securities Purchase Agreement and December Note are qualified in their entirety by reference to the Securities Purchase Agreement and December Note, which were attached as Exhibits to the Current Report of the Company filed on December 27, 2016. An event of default with KCG that occurred in the first Quarter is noted in Note 9 – Subsequent Events.

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

During 2016, we terminated various cooperation agreements and the Product Reseller Agreement and divested several of our existing investments, including the IFLOR Asset (as discussed in section (b) of this Item above).  We made these changes to reduce overall expenses related to these agreements and investments and sharpen the focus of our efforts on developing the Brand License Agreement and identifying and vetting potential alternative investments in an effort to increase the efficiency of deploying our resources.  The Company intends to continue to pursue its business plan of making investments in companies and intellectual properties and providing consulting service, and expects that it will continue on that business plan for the foreseeable future.  While the Company is not currently actively marketing any services or products, it will continue on its business plan of actively seeking investment opportunities for the foreseeable future.  Our ability to execute the current business plan may be adversely affected by a number of factors, some of which may include:

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

Moreover, the Company will continue to concentrate on the development of the Brand License Agreement (see section (b) of this Item above) until it will commence in 2018.  While the Company is still in the conceptual stages of the line of business that may be developed under the Brand License Agreement, we intend to explore potential manufacturing, distribution, and other strategic partnerships in connection with the Brand License Agreement.  Additionally, over the next approximately 3 months, we intend to take additional steps necessary to bring the Product to market in a timely fashion, chiefly among them:

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

Year Ended December 31, 2016	High	Low
First Quarter	$2.00	$2.00
Second Quarter	$2.00	$1.50
Third Quarter	$1.50	$1.50
Fourth Quarter	$1.54	$1.30

Security Holders

As of July 11, 2017, there were 50,969,150 common shares outstanding which were held by approximately 422 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain all of our future earnings to finance the growth and development of our business.

Transfer Agent

VStock Transfer, LLC, is currently serving as our transfer agent.  Our prior transfer agent, Bay City Transfer Agency and Registrar, Inc., served until replaced by VStock November 9, 2016.

Common Stock

We are authorized to issue 400,000,000 shares of common stock with a par value of $0.0001, of which 50,969,150 shares are issued and outstanding as of July 11, 2017.  Each holder of our shares of our common stock is entitled to one (1) vote per share on all matters to be voted upon by the stockholders, including the election of directors.  The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights.  There is no provision in our Articles of Incorporation or By-laws that would delay, defer or prevent a change in control of our Company.

Preferred Stock

We currently have no preferred stock authorized or outstanding.

Prior to April 18, 2016, we were authorized to issue 100,000,000 shares of preferred stock. 25,000,000 shares of our preferred stock were designated as Series 1, Class P-1 stock with a par value of $8.75 per share, and the other 75,000,000 shares of preferred stock were designated as Series 1, Class P-2 stock with a par value of $7.00 per share.  However, on April 19, 2016, we filed Amendment Articles with the Nevada Secretary of State to cancel the preferred stock effective as of April 18, 2016.  There were no shares of preferred stock issued and outstanding as of the date of cancellation and no shares of preferred stock were authorized or outstanding as of December 31, 2016.

Recent Sales of Unregistered Securities

The Company sold the following unregistered securities during the three months ended December 31, 2016:

On June 28, 2016, the Company issued to KCG a Convertible Promissory Note (the “KCG Note”) in the principal amount of $215,000 as payment of a commitment fee to induce KCG to enter into the Agreements.  The Note is due in full on or before January 28, 2017.  The Company may prepay this Note in whole or in part at any time following at least 15 and no more than 60 days’ advance written notice to the Holder, provided that the Holder shall retain all rights of conversion until the date of repayment, notwithstanding the pendency of any prepayment notice.  KCG has the right to convert all or any portion of the note balance at any time at a conversion price per share of 50% of the Current Market Price (as defined and calculated pursuant to the Note). On December 27, 2016, the Company and KCG entered an Amendment and Waiver (the “Amendment and Waiver”), pursuant to which KCG waived certain defaults of the Company under the Note and amended the Note to delete a default provision requiring the Company to file a registration statement by a certain date, amend a default provision to reflect the Company’s listing on the OTCPink market, and extend the maturity date to July 28, 2017. The Original Equity Purchase Agreement, Amended Equity Purchase Agreement, Registration Agreement, Term Sheet, Note, and Amendment and Waiver contain other provisions customary to transactions of this nature.

On November 9, 2016, the Company issued to GPL a Convertible Promissory Note (the “GPL Note”) in the principal amount of $250,000 as payment of a commitment fee to induce GPL to enter into the Securities Purchase Agreement. The Note accrues interest at the rate of 5% per annum and is due in full on or before July 30, 2017.  The Note also prohibits prepayment of the principal.  GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of 75% of the lowest Trading Price during the Valuation Period (as defined and calculated pursuant to the Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On December 9, 2016, the Company issued to GPL a Convertible Promissory Note (the “5K Note”) in the principal amount of $5,000 in exchange for $5,000 in cash. The Note accrues interest at the rate of 12% per annum and is due in full on or before June 9, 2017.  The Note also prohibits prepayment of the principal.  GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of 50% of the lowest Trading Price during the Valuation Period (as defined and calculated pursuant to the Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On December 27, 2016, the Company sold to KCC a convertible promissory note in the amount of $60,000 for a purchase price of $50,000 (the “December Note”). The December Note accrues interest at the rate of 15% per year and is due in full on or before December 27, 2017. The Company received only $45,000 on the December Note and this matter is a subject of dispute.  KCG has the right to convert all or any portion of the note balance at any time at a conversion price per share of forty percent (40%) lowest sale price for the Company’s Common Stock during the thirty (30) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On March 27, 2017, Kodiak Capital Group, LLC, (“KCG”) has claimed an event of default under a convertible promissory note in the principal amount of $215,000 issued by the company pursuant to the Company’s failure to deliver shares of the Company’s common stock pursuant to a conversion notice served on the company. KCG has also alleged various defaults with reference to a convertible promissory note in the principal amount of $60,000. As a result of these various alleged defaults KCG has sent the Company a claim in the sum of $2,608,572 as of March 27, 2017. KCG claims that the claim amount continues to increase in accordance to the terms of the notes.  The Company is disputing the payment of the $215,000 note with Kodiak and is considering initiating an action against KCG for obtaining the note by fraudulent means and may claim damages as well. There is no litigation currently pending. Management believes that the money owed to KCC under the $60,000 Note may be offset by damages caused to the Company under the $215,000 Note. Furthermore, management disputes the value of KCC's claim.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION, AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources.

We are an early stage company focused on developing our business of evaluating for potential investment or acquisition both private and public companies, intellectual properties and technologies.  Our principal business objective for the next twelve (12) months will be to begin exploitation of our Brand License Agreement (as discussed in Item 1, sections (b) and (d) above and to continue to investigate potential business opportunities. During 2015, we terminated many of our underperforming agreements and investments to reduce the strain on our resources and redirect those resources to identifying and developing more promising investments.  As we have commenced only limited operations, we have not earned substantial revenues to date other than those revenues generated from two (2) consulting arrangements entered into during 2014, both of which were terminated in the first quarter of 2015.

Net cash used in operating activities. During the fiscal year ended December 31, 2016, net cash used in operating activities was $(49,081) compared with $(439,603) used in operating activities for the fiscal year ended December 31, 2015. The cash flow used in operating activities in the fiscal year ended December 31, 2016, was primarily the result of incurred operating expenses. The cash flow used in operating activities in the fiscal year ended December 31, 2015, was primarily the result of incurred operating expenses and the disposition of our interest in HREM.

Net cash provided by investing activities. During the fiscal year ended December 31, 2016 and 2015, net cash provided by investing activities was $Nil. The Company did not engage in any activities generating or using cash flow that it classified as investing activities in the fiscal year ended December 31, 2016, and 2015.

Net cash provided by financing activities.  During the fiscal year ended December 31, 2016, net cash provided by financing activities was $43,747 compared with $Nil by financing activities for the fiscal year ended December 31, 2015. The cash flow provided by financing activities in the fiscal year ended December 31, 2016, was primarily attributable to advances from stockholder, officer and investor. The Company did not engage in any activities generating or using cash flow that it classified as financing activities in the fiscal year ended December 31, 2015.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future.  Expenses incurred from February 17, 2004, (date of inception) through December 31, 2016, relate primarily to the Company’s formation and general administrative activities.  The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the report of the Company's independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended December 31, 2016 and 2015 contained an emphasis of a matter paragraph stating this uncertainty. The consolidated financial statements accompanying this Annual Report have been prepared assuming that the Company will continue as a going concern.

During 2014, the Company entered into two (2) consulting agreements that provided a revenue stream of $35,000 per month.  The consulting agreements have since been mutually terminated by the Company and the counterparties thereto due to lack of ongoing need for the consulting services that were to be rendered under the agreements, allowing the Company to focus our full energy and effort on continuing to develop our core business plan and evaluating additional investment and acquisition opportunities.  Also during 2014, we entered into two (2) long-term agreements with WTFSKF: the Brand License Agreement (discussed in Item 1, section (b) above) and the Product Reseller Agreement.  We expect to begin generating revenue from the Brand License Agreement during 2018. The Product Reseller Agreement was mutually terminated on December 5, 2015 (discussed in Item 1, section (c) above).  The Company had negative working capital of $757,369 as of December 31, 2016.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide continuation of its operations.  Additionally, during the latter half of its fiscal year 2016, the Company took steps to reduce its expense load moving forward and is prepared to continue evaluating its expense load, if necessary, to determine whether any efficiency can be achieved prior to generation of revenues sufficient to support increased operations.  Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through December 31, 2017.  Moreover, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and a Director and stockholder of the Company, has indicated his ability to provide financial support to the Company, should it be necessary.  Despite the aforementioned developments in the Company’s financial standing, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Comparison of Fiscal Year Ended December 31, 2016 to Fiscal Year Ended December 31, 2015.

Consulting Revenue.  Consulting revenue decreased to $Nil for the fiscal year ended December 31, 2016, from $35,000 the fiscal year ended December 31, 2015.  The decrease in consulting revenue is primarily related to the termination of consulting agreements during the first quarter of 2015 resulting in the cessation of revenues previously realized from those agreements.

General and Administrative Expenses.  General and administrative expenses decreased to $111,161 for the fiscal year ended December 31, 2016, from $421,895 for the fiscal year ended December 31, 2015. The decrease in general and administrative expenses is primarily related to increased expense efficiency resulting in lower professional fees and lower service and technical support.

Commitment Fees.  Commitment Fees increased to $465,000 for the fiscal year ended December 31, 2016, from $Nil for the fiscal year ended December 31, 2015.  The increase in commitment fees is primarily related to an increase in commitment fees for the Company’s financing activities with Kodiak and GPL.

Research and Development Costs.  Research and development costs decreased to $Nil for the fiscal year ended December 31, 2016, from $48,581 for the fiscal year ended December 31, 2015.  The decrease in research and development costs is primarily related to a decrease in research and development costs for the Company’s Brand License Agreement with WTFSKF and related to our former IFLOR Asset.

Equity Losses in Unconsolidated Affiliate.  Equity losses in unconsolidated affiliate decreased to $Nil the fiscal year ended December 31, 2016, from $5,027 the fiscal year ended December 31, 2015.  The decrease in equity losses in unconsolidated affiliate is primarily related to the Company’s divesting of its ownership in the affiliate during 2015. The equity losses in unconsolidated affiliate recorded for the fiscal year ended December 31, 2015, represents the Company’s proportionate shares of the affiliate’s losses during that period, prior to when the Company began divesting its ownership of the affiliate and ceased to have significant influence over the affiliate (which began about September 17, 2015, as discussed in Item 1, section (b) above).

Impairment of Brand License.  Impairment of brand license increased to $6,798,080 for the fiscal year ended December 31, 2016, from $Nil for the fiscal year ended December 31, 2015.  The increase in impairment of brand license is related to a decrease in the price per share of the Company’s common stock (from $9.05 per share, the fair value of the stock when issued on December 29, 2014, to $0.01 per share, the value of the Company’s stock on the date impairment was determined). The Company has also considered and taken note of Section 350-30-35, the Subsequent Measurement Section

that provides guidance on an entity’s subsequent measurement and subsequent recognition of an item. Situations that may result in subsequent changes to the carrying amount include impairment, credit losses, fair value adjustments, depreciation and amortization, and so forth. The Company has also taken note of Section 350-30-50, the Disclosure Section that provides guidance regarding the disclosure in the notes to the financial statements. In some cases, disclosure may relate to disclosure on the face of the financial statements.

Disposition of Unconsolidated Affiliate.  Disposition of unconsolidated affiliate decreased to $Nil for the fiscal year ended December 31, 2016, from $347,844 for the fiscal year ended December 31, 2015. The decrease in disposition of unconsolidated affiliate is primarily related to the Company’s disposition of its ownership in HREM (32 quotas representing 32% prior to divesting) during the fiscal year ended December 31, 2015 (see subsection (b) of Item 1 for additional information regarding this transaction).

Accretion Expense. Accretion expense increase to $109,234 for the fiscal year ended December 31, 2016, from $Nil for the fiscal year ended December 31, 2015. The increase of accretion expense is discussed in Note 9 to the Financial Statements.

Loss on change in Fair Value of conversion option derivative liability. Loss on change in fair value of conversion option derivative increase to $68,814 for the fiscal year ended December 31, 2016, from $Nil for the fiscal year ended December 31, 2015. The increase of loss on change in fair value of conversion option derivative is discussed in Note 10 to the Financial Statements.

Net Loss.  For the fiscal year ended December 31, 2016, we incurred a net loss of $(7,552,289) as compared to a net loss of $(92,659) for the fiscal year ended December 31, 2015.  The increase in net loss was primarily a result of an increase of impairment of brand license of $6,798,080, and an increase of commitment fees of $465,000 for the fiscal year ended December 31, 2016, related to financing activities. The increase in total expenses from $475,503 for the fiscal year ended December 31, 2015, to $576,161 for the fiscal year ended December 31, 2016, was primarily a result of the commitment fees incurred in 2016, and increased efficiencies in general and administrative expense.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HPIL Holding:

We have audited the accompanying consolidated balance sheets of HPIL Holding (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility  is  to  express  an  opinion  on  these  consolidated  financial  statements  based  on  our  audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HPIL Holding as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity  with  accounting  principles  generally  accepted  in  the  United  States  of  America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred continuing losses and negative cash flows from operations. These conditions raise substantial doubt about Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Ontario

July 11, 2017

HPIL Holding
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2016	2015

ASSETS

Current Assets:
Cash	$132	$5,466
Accounts receivable	50,000	-
Total current Assets	50,132	5,466

Other Assets:
Brand license (Note 6)	7,520	6,805,600
Total other Assets	7,520	6,805,600

Total Assets	$57,652	$6,811,066

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$58,790	$8,626
Advances from stockholder (Note 5)	34,932	-
Advances from officer (Note 6)	3,500	-
Advance from investor	315	-
Convertible promissory notes (Note 9)	202,296	-
Conversion option derivative liability (Note 10)	507,668	-
Total current Liabilities	807,501	8,626

Total Liabilities	807,501	8,626

Stockholders’ (Deficit) Equity:
Preferred stock, series 1, class P-1 par value $8.75;
25,000,000 shares authorized at December 31, 2015;
Nil issued, outstanding and authorized at December 31, 2016 (Note 3)	-	-
Preferred stock, series 1, class P-2 par value $7.00;
75,000,000 shares authorized at December 31, 2015;
Nil issued, outstanding and authorized at December 31, 2016 (Note 3)	-	-
Common stock par value $0.0001; 400,000,000 shares authorized;
47,308,000 issued and outstanding
at December 31, 2016 and December 31, 2015 (Note 3)	4,731	4,731
Additional paid-in capital	9,429,001	9,429,001
Accumulated deficit	(10,183,581)	(2,631,292)
Total Stockholders’ (Deficit) Equity	(749,849)	6,802,440

Total Liabilities and Stockholders' (Deficit) Equity	$57,652	$6,811,066
Going Concern (Note 1)
Subsequent Events (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

HPIL Holding
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Consulting revenue (Note 4)	$-	$35,000

Expenses:
General and administrative (Note 5)	111,161	421,895
Commitment fees (Note 3)	465,000	-
Research and development (Note 5)	-	48,581
Equity loss in unconsolidated affiliate	-	5,027
Impairment of brand license (Note 6)	6,798,080	-
Total expenses	7,374,241	475,503

Other income (expense):
Accretion expense (Note 9)	(109,234)
Loss on change in Fair Value of conversion option derivative liability (Note 10)	(68,814)
Disposition of unconsolidated affiliate (Note 3)	-	347,844

Net loss available to common shareholders	(7,552,289)	(92,659)

Common shares
Outstanding - Basic and diluted	47,308,000	56,991,986

Net loss per common shares
Outstanding - Basic and diluted	$(0.16)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

HPIL Holding
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Preferred Stock		Preferred Stock				Additional		Total
	Series 1, Class P-1		Series 1, Class P-2		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Deficit) Equity

Balance as of December 31, 2014	-	$-	-	$-	57,698,000	$5,770	$10,314,563	$(2,538,633)	$7,781,700
Cancellation common stock, disposition unconsolidated affiliate, at $1.00 per share (September 17, 2015)	-	-	-	-	(175,000)	(17)	(174,983)	-	(175,000)
Cancellation common stock, disposition unconsolidated affiliate, at $1.05 per share (November 15, 2015)	-	-	-	-	(175,000)	(18)	(183,732)	-	(183,750)
Cancellation common stock, disposition asset, at par value per share (December 9, 2015)	-	-	-	-	(10,040,000)	(1,004)	(526,847)	-	(527,851)
Net loss and comprehensive loss for 2015	-	-	-	-	-	-	-	(92,659)	(92,659)
Balance as of December 31, 2015	-	$-	-	$-	47,308,000	$4,731	$9,429,001	$(2,631,292)	$6,802,440
Net loss and comprehensive loss for 2016	-	-	-	-	-	-	-	(7,552,289)	(7,552,289)
Balance as of December 31, 2016	-	$-	-	$-	47,308,000	$4,731	$9,429,001	$(10,183,581)	$(749,849)

The accompanying notes are an integral part of these consolidated financial statements.

HPIL Holding
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(7,552,289)	$(92,659)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	-	5,027
Disposition of unconsolidated affiliate	-	(347,844)
Impairment of brand license	6,798,080	-
Commitment fees	465,000	-
Accretion expense	109,234	-
Loss on change in FV of conversion option derivative liability	68,814	-
Non-cash promotional expenses	-	13,661
Adjustments for changes in working capital:
Prepaid expenses	-	(17,221)
Accounts payable and accrued expenses	50,164	(35,009)
Convertible notes payable	11,916	-
NET CASH USED IN OPERATING ACTIVITIES	(49,081)	(439,603)

FINANCING ACTIVITIES:
Proceeds from convertible note payable	5,000	-
Advances from stockholder	34,932	-
Advances from officer	3,500	-
Advance from investor	315	-
NET CASH PROVIDED BY FINANCING ACTIVITIES:	43,747	-
-
NET (DECREASE) INCREASE IN CASH	(5,334)	(439,603)

CASH - BEGINNING OF YEAR	5,466	445,069

CASH - END OF YEAR	$132	$5,466

Non-Cash Transaction:

HPIL Holding common shares received as consideration in disposition of interest in unconsolidated affiliate	$-	$358,750

HPIL Holding common shares received as consideration in disposition of patents and related other assets	$-	$527,851

The accompanying notes are an integral part of these consolidated financial statements.

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations and Going Concern

HPIL Holding (referred to in this report as “HPIL” or the “Company”) (formerly Trim Holding Group) was incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. A substantial part of the Company’s activities was involved in developing a business plan to market and distribute fashion products.  On June 16, 2009, the majority interest in the Company was purchased in a private agreement by Mr. Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses. On October 7, 2009, the Company merged with and into Trim Nevada, Inc., which became the surviving corporation.  The merger did not result in any change in the Company’s management, assets, liabilities, net worth or location of principal executive offices. However, this merger changed the legal domicile of the Company from Delaware to Nevada where Trim Nevada, Inc. was incorporated.  Each outstanding share of TNT Designs, Inc. was automatically converted into one share of the common stock of Trim Nevada, Inc. Pursuant to the merger, the Company changed its name from TNT Designs, Inc. to Trim Holding Group and announced the change in the Company’s business focus to health care and environmental quality sectors. Afterwards the Company determined it no longer needed its inactive subsidiaries, and as such, all three subsidiaries were dissolved. On May 21, 2012, the Company changed its name to HPIL Holding.

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

The concentration of the Company has become the consulting services and the development of products related to the Brand License Agreement (see Note 6 for further discussion of the Brand License Agreement), after the disposition of the IFLOR Asset (see Note 3 for further discussion of the disposition of the IFLOR Asset). As of December 31, 2016, the Company has yet to commence substantial operations. Expenses incurred from February 17, 2004 (date of inception) through December 31, 2016, relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2017. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these consolidated financial statements.

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

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”), and are expressed in United States dollars.  These consolidated financial statements include the accounts of HPIL Holding and HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART AND CULTURE Inc. (formerly wholly owned subsidiaries of the Company that have been merged with and into the Company effective as of May 28, 2015).  All inter-company balances and transactions have been eliminated on consolidation.

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

Use of Estimates

The preparation of consolidated financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Significant estimates and assumptions made by the Company are related to the impairment assessment for long-lived assets and the fair value of the derivative liability. Actual results could differ from these estimates.

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Derivative Financial Instruments

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received an immediate charge to income is recognized in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  All of the Company’s tax returns from inception to December 31, 2014, have been filed to the Internal Revenue Service (“IRS”) on June 3, 2015, and the Company’s tax return for the year ended December 31, 2015, has been filed to the IRS on September 15, 2016, and will be subject to examination by the IRS for up to three years after they are filed, and up to four years for the respective states. As of December 31, 2016, and 2015, there were no amounts that are required to be accrued in respect to uncertain tax positions.

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

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Intangible Assets

The Company entered into a brand license agreement (the “Brand License Agreement”) with WTFSKF.  Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks (see Note 6 for further discussion of the Brand License Agreement). The Company will amortize the License over the contractual life of the asset of 25 years. No amortization has been recognized as of December 31, 2016 and 2015, as the Brand License Agreement does not become effective until 2018.

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

Newly Adopted Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis.  This new standard provided guidance regarding the consolidation of certain legal entities.  All legal entities are subject to revaluation under the revised consolidation method.  The standard is effective for fiscal periods beginning after December 15, 2015. The Company has adopted this ASU No. 2015-02 as at and for the year ended December 31, 2016.  There was no material effect on the consolidated financial position or the consolidated statements of operations and comprehensive loss.

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

In November 2015, the FASB released ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. Adoption of this guidance is not expected to have any effect on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”.  This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash    flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-15 will have on the consolidated statement of cash flows.

None of the other recently issued accounting pronouncements are expected to significantly affect the Company.

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 3 – CAPITAL STOCK - CONTINUED

The Company entered into an Equity Purchase Agreement (the “Original Equity Purchase Agreement”) with Kodiak Capital Group, LLC (“KCG”) on August 12, 2016.  The Company and KCG executed an Amended and Restated Equity Purchase Agreement dated December 27, 2016 (the “Amended Equity Purchase Agreement”; together with the Original Equity Purchase Agreement, the “Equity Purchase Agreement”), which completely restates and makes minor revisions to the Original Equity Purchase Agreement, such as correcting the stated capitalization of the Company and extending the period of the Original Equity Purchase Agreement. The Company and KCG also entered into a Registration Rights Agreement dated August 12, 2016 (the “Registration Agreement”, and together with the Equity Purchase Agreement, the “Agreements”).  Pursuant to the Equity Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to KCG, from time to time as provided therein, and KCG would purchase from the Company shares of the Company’s common stock (“Shares”) equal to a value of up to $5,000,000.  Pursuant to the Registration Agreement, the Company has agreed to provide certain registration rights under the Equity Act of 1933, as amended, and applicable state laws with respect to all Shares issued in connection with the Equity Purchase Agreement.  Subject to the terms and conditions of the Equity Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to KCG, and KCG shall purchase from the Company, the Shares upon the Company’s delivery of written notices to KCG. In exchange of KCG signing the Securities Purchase Agreements, the Company issued to KCG a Convertible Promissory Note (Note 9) in the principal amount of $215,000 as payment of a commitment fee to induce KCG to enter into the Agreements.

The aggregate maximum amount of all purchases that KCG shall be obligated to make under the Equity Purchase Agreement shall not exceed $5,000,000. Once a written notice is received by KCG, it shall not be terminated, withdrawn or otherwise revoked by the Company.  The purchase price per share for each purchase of Shares to be paid by KCG shall be 70% of the lowest trading price (or if there are no recorded trades, the lowest closing price) during the Valuation Period (as defined and calculated pursuant to the Equity Purchase Agreement).  KCG is not obligated to purchase any Shares unless and until the Company has registered the Shares pursuant to a registration statement on Form S-1 (or on such other form as is available to the Company).

On November 9, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with GPL Ventures, LLC (“GPL”).  The Company and GPL also entered into a Registration Rights Agreement dated November 9, 2016 (the “Registration Agreement”, and together with the Securities Purchase Agreement, the “Agreements”). Pursuant to the Securities Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to GPL, from time to time as provided therein, and GPL would purchase from the Company shares of the Company’s common stock (“Shares”) equal to a value of up to $5,600,000.  Pursuant to the Registration Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and applicable state laws with respect to all Shares issued in connection with the Securities Purchase Agreement. Subject to the terms and conditions of the Securities Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to GPL, and GPL shall purchase from the Company, the Shares upon the Company’s delivery of written notices to GPL. The aggregate maximum amount of all purchases that GPL shall be obligated to make under the Securities Purchase Agreement shall not exceed $5,600,000. Once a written notice is received by GPL, it shall not be terminated, withdrawn or otherwise revoked by the Company.  GPL is not obligated to purchase any Shares unless and until the Company has registered the Shares pursuant to a registration statement on Form S-1 (or on such other form as is available to the Company), which is required to be effective within 11 months of the execution of the Agreements. Pursuant to the Securities Purchase Agreement, each purchase of Shares must be in an amount equal to at least $100,000 and is capped at the lesser of (i) $175,000 or (ii) 200% of the average daily trading volume as calculated pursuant to the Securities Purchase Agreement.  The purchase price per share for each purchase of Shares to be paid by GPL shall be 80% of the lowest trading price (or if there are no recorded trades, the lowest closing price) during the Valuation Period (as defined and calculated pursuant to the Securities Purchase Agreement). In exchange of GPL signing the Securities Purchase Agreements, the Company issued to GPL a Convertible Promissory Note (Note 9) in the principal amount of $250,000 as payment of a commitment fee to induce GPL to enter into the Agreements.

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company has advances payable to its current majority shareholder totaling $34,932 as of December 31, 2016, and $Nil as of December 31, 2015. These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

The Company has advances payable to its current Chief Financial Officer, who is also the Company’s Corporate Secretary, Treasurer, Director and stockholder, totaling $3,500 as of December 31, 2016, and $Nil as of December 31, 2015. These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

The Company used MB Ingenia SRL (“MB Ingenia”) for various corporate business services, including technical support and engineering services, and use of office space by Mr. Bertoli, until November 4, 2015.  For fiscal years ended December 31, 2016, and 2015, the Company incurred expenses of $Nil and $36,357, respectively, in relation to these services.  For the fiscal years ended December 31, 2016, and 2015, the Company incurred reimbursements for handling and storage expense of $Nil and $8,158, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc. (formerly a wholly owned subsidiary of the Company that has been merged with and into the Company effective as of May 28, 2015), which are included in general and administrative expense.  For the fiscal years ended December 31, 2016, and 2015, the Company incurred research and developments costs of $Nil and $23,576, respectively, in relation to these services provided by MB Ingenia to HPIL HEALHCARE Inc, which are included in general and administrative expense.  Mr. Bertoli was the President and CEO of MB Ingenia until November 28, 2013, at which time Mr. Bertoli’s brother became President and CEO of MB Ingenia SRL. Mr. Bertoli also serves as an executive officer and director of the Company.

The Company entered into a two-year consulting agreement on July 20, 2009, with Amersey Investments LLC (“Amersey Investments”), a company controlled by a director and the CFO of the Company, Mr. Nitin Amersey.  Although the consulting agreement expired, Amersey Investments continued to provide office space, office identity and assist the Company with corporate, financial, administrative and management records on the same terms until July 31, 2015.  Mr. Amersey, as a director and officer, continues to provide and offer corporate office and records, at no cost.  For the fiscal year ended December 31, 2016, and 2015, the Company incurred expenses of $Nil and $35,000, respectively, in relation to these services, which are included in general and administrative expense.

The Company used Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to facilitate its stock transfers, corporate services and Edgar filings until November 9, 2016.  Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR.  For the fiscal years ended December 31, 2016, and 2015, the Company incurred expenses of $2,710 and $9,682, respectively, in relation to these services, which are included in general and administrative expense.

The Company used the services of Freeland Venture Resources LLC, for Edgar filings and consulting services until April 14, 2016.  Mr. Amersey is a controlling shareholder in Freeland Venture Resources LLC.   For the fiscal years ended December 31, 2016, and 2015, the Company incurred expenses of $Nil and $8,040, respectively, in relation to these services which are included in general and administrative expense.

The Company used the services of Cheerful Services International Inc. (“Cheerful”) for corporate press releases and consulting services until April 14, 2016.  Cheerful is owned by Mr. Amersey’s children.  For the fiscal years ended December 31, 2016, and 2015, the Company incurred expenses of $Nil and $9,749, respectively, in relation to these services, which are included in general and administrative expense

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 6 – BRAND LICENSE

The Company, entered into a Brand License Agreement (the “Brand License Agreement”), dated December 29, 2014, with the World Traditional Fudokan Karate Do Federation (the “WTFSKF”). Under the Agreement: The “Licensed Brand and Trademarks” shall mean the brand, marks, logos, names, service marks, trademarks, trade names, unexpired patents, utility models, and applications identified below in this Note 6, and any other United States and foreign patents, utility models, and applications hereafter developed by the Licensor. The “Licensed Product(s)” shall mean the Licensor’s clothing, accessories and sporting goods, including basic sporting equipment and additional sporting merchandise, which are products covered, in whole or in part, by the Licensed Brand and Trademarks identified below in this Note 6 , and all modified, improved and derivative versions thereof manufactured by the Licensee after the Effective Date, and which are added to Exhibit B by agreement of the Parties. Pursuant to the Brand License Agreement, WTFSKF has granted to the Company the License to use the Marks of WTFSKF and manufacture and sell the Products bearing the Marks. Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, the Company will pay to WTFSKF an ongoing License Fee. Additionally, the Company issued to WTFSKF 752,000 shares of treasury common stock (the “Shares”) of the Company in accordance with the Brand License Agreement. WTFSKF has agreed to provide to the Company annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”). The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage. Additionally, pursuant to the Brand License Agreement, the Company may require WTFSKF to either return the Shares or pay to the Company the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if the Company terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement.  The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement.

Impairment of Brand License Agreement

The Brand License of $6,805,600 was measured based on the fair value of the stock issued (on December 29, 2014, 752,000 common shares of HPIL Holding issued at $9.05 per share). Currently, based on the market value of the common shares, 752,000 shares would be equal to the value of $7,520 (752,000 common shares of HPIL Holding at $0.01 per share). In terms of measuring the Brand License on the value of the stock issued, the Company would have to write the value down to $7,520. Based on a qualitative assessment, the Company is uncertain of how its relationship with the WTFSKF will proceed in the future and thus based on this uncertainty, the Company deems it prudent to value the asset at the current market value of the stock held by the WTFSKF. The Company is simply recognizing the potential of it losing the Brand License due to factors beyond its control and based on this risk is reassessing the value of the Brand License to be the recoverable amount of the potential return of shares. Based on the Company assessment of the value of the Brand License, the Company has determined the fair value of the Brand License to be $7,520 (752,000 common shares of HPIL Holding at $0.01 per share). No amortization has been recognized as of December 31, 2016, as the Brand License Agreement is not effective until 2018. As a result, an impairment loss of $6,798,080 is included in the consolidated statements of loss and comprehensive loss. In the event of the Company losing the Brand License, the Company would seek to reacquire this stock and is thereby assessing the value of the Brand License at the value of the stock as determined by the market. The impairment loss does not necessarily impact on the future expected cash flow associated with the Brand License or with the Company’s intent or ability to renew or extend the Brand License Agreement. It simply recognizes the risk that the Company believes is extant.

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 6 – BRAND LICENSE - CONTINUED

Addendum to Brand License Agreement to Acquire Broadcast Rights

On May 19, 2017, the Company entered into an addendum to the Brand License Agreement (the “Addendum”) with the WTFSKF whereby the Company acquired the television, radio and internet rights to the WTFSKF World Karate Championship and the International Karate Gasshuku. The term of the agreement is for the life of the Brand License Agreement. The Addendum further enhances the ability of the Company to develop the market under the Brand License Agreement and the Addendum. However, the Company has chosen to follow a prudent and vigilant course of action in writing down the value of the Brand License. The Company has considered and taken note of Section 350-30-35, the Subsequent Measurement Section that provides guidance on an entity’s subsequent measurement and subsequent recognition of an item. Situations that may result in subsequent changes to the carrying amount include impairment, credit losses, fair value adjustments, depreciation and amortization, and so forth. The Company has also taken note of Section 350-30-50, the Disclosure Section that provides guidance regarding the disclosure in the notes to the financial statements. In some cases, disclosure may relate to disclosure on the face of the financial statements.

The Licensed Products

The Basic Licensed Products for Licensor’s affiliates (i.e. athletes, masters and leaders) shall mean: Kimono Karate, Complete Suit, Protection Woman/Man, Official Complete Suit, Hakama Complete Judge Suit, Embroidered Badge, Karate Belts Kyu / Dan, Official Complete Suit (all together “Basic Equipment”).

The Additional Licensed Products for Licensor’s affiliates (i.e. athletes, masters and leaders) and available for fans and amateurs, and for general costumers shall mean: Sport Suit, Running Top, Running Shorts, T-Shirts, Sport Shoes, Sport bag, Sport Cap, Cap, Gloves, Scarf, Socks, Karate Slippers, other products need to be approved by the Parties (all together “Additional Sporting Merchandise”).

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 7 – INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2016	2015
Income Taxes at the Statutory Rate	$(2,567,800)	$(31,500)
State and City Income Taxes	(302,100)	(3,700)
Change in Valuation Allowance	2,869,900	35,200
Total Income Tax	$-	$-

The following presents the components of the Company total income tax provision:

	2016	2015
Current Expense	$-	$-
Deferred Benefit	(2,869,900)	(35,200)
Change in Valuation Allowance	2,869,900	35,200
Total	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company’s deferred tax assets for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Net Operating Losses	$1,193,700	$974,800
Brand License	2,583,300	-
Convertible Debt	67,600	-
Valuation Allowance	(3,844,600)	(974,800)
Total	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception. At December 31, 2016, the Company has deferred operating loss carry forwards totaling $3,141,450 that may be used to reduce future taxable income. The start-up expenses will begin to be amortized when the Company commences operations, and written off over a fifteen-year period.

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

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

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

On December 9, 2016, the Company issued to GPL a Convertible Promissory Note (the “Note”) in the principal amount of $5,000 in exchange for $5,000 in cash (the “5K Note”). The 5K Note accrues interest at the rate of 5% per annum and is due in full on or before June 9, 2017.  The Note also prohibits prepayment of the principal.  GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of 75% of the lowest Trading Price during the Valuation Period (as defined and calculated pursuant to the Note), which is adjustable in accordance with the 5K Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the 5K Note.

On June 28, 2016, upon the signing of the Term Sheet (“Term Sheet”) related to the Equity Purchase Agreement, the Company issued to KCG a Convertible Promissory Note (the “Note”) in the principal amount of $215,000 as payment of a commitment fee to induce KCG to enter into the Agreements.  The Note is due in full on or before January 28, 2017.  The Company may prepay this Note in whole or in part at any time following at least 15 and no more than 60 days’ advance written notice to the Holder, provided that the Holder shall retain all rights of conversion until the date of repayment, notwithstanding the pendency of any prepayment notice.  KCG has the right to convert all or any portion of the note balance at any time at a conversion price per share of 50% of the Current Market Price (as defined and calculated pursuant to the Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note. Upon an Event of Default (as defined in the Note), the principal amount increases to $250,000 and the conversion price shall decrease to 25% of the Current Market Price (as defined and calculated pursuant to the Note).

On December 27, 2016, the Company and KCG entered an Amendment and Waiver (the “Amendment and Waiver”), pursuant to which KCG waived certain defaults of the Company under the Note and amended the Note to delete a default provision requiring the Company to file a registration statement by a certain date, amend a default provision to reflect the Company’s listing on the OTCPink market, and extend the maturity date to July 28, 2017. The Original Equity Purchase Agreement, Amended Equity Purchase Agreement, Registration Agreement, Term Sheet, Note, and Amendment and Waiver contain other provisions customary to transactions of this nature.

On December 27, 2016, the Company and KCG entered into a Securities Purchase Agreement to which the Company sold to KCG a convertible promissory note in the amount of $60,000 for a purchase price of $50,000.  The Company issued to KCG a 15% Convertible Note (the “December Note”) in the principal amount of $60,000.  The December Note accrues interest at the rate of 15% per year and is due in full on or before December 27, 2017.  The Company may prepay this Note in whole at any time prior to 6 months from the issue date on at least 5 Trading Days (as defined in the December Note) but not more than 10 Trading Days notice, provided that the Holder shall retain all rights of conversion until the date of repayment, notwithstanding the pendency of any prepayment notice.  KCG has the right to convert all or any portion of the note balance at any time at a conversion price per share of forty percent (40%) lowest sale price for the Company’s Common Stock during the thirty (30) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On June 28, 2016, November 9, 2016, December 9, 2016 and December 27, 2016, the Company recorded a discount on the Notes.  This discount is amortized using the effective interest rate method at an interest rate of 58.70%, 100.04%, 132.66% and 48.38% for the June 28, 2016, November 9, 2016, December 9, 2016 and December 27, 2016 Notes, respectively, over the term of the Notes.

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 9 – CONVERTIBLE PROMISSORY NOTES - CONTINUED

Year ended
December 31 ,2016
Face value of June 28, 2016 promissory note payable	$215,000
Face value of November 9, 2016 promissory note payable	250,000
Face value of December 9, 2016 promissory note payable	5,000
Face value of December 27, 2016 promissory note payable	60,000
Total face value of promissory notes payable	530,000
Discount on promissory notes payable	(436,938)
Accretion of discount on promissory notes payable	109,234
Balance December 31, 2016	$202,296

During the year ended December 31, 2016, accretion of discount of the Notes amounted to $109,234 (December 31, 2015 - $Nil).

During the year ended December 31, 2016, interest expense on the Notes amounted to $1,916 (December 31, 2015 - $Nil).

NOTE 10 – CONVERSION OPTION DERIVATIVE LIABILITY

The Company accounted for the conversion option of the Notes in accordance with ASC Topic 815 (“Derivatives and Hedging”), under which the conversion option meets the definition of a derivative instrument.

This conversion option derivative liability was measured at fair value on the dates of issue and at December 31, 2016 using a binomial lattice model, with changes in the fair value charged or credited, as applicable, to the consolidated statements of operations and comprehensive loss.

The inputs into the binomial lattice model for each issuance and at year end are as follows:

	June 28,	November 9,	December 9,	December 27,	December 31,
	2016	2016	2016	2016	2016
Closing share price	$2.50	$1.60	$1.60	$1.60	$1.60
Conversion price	$1.25	$1.20	$0.80	$0.64	$0.64- $1.20
Risk free rate	0.45%	0.72%	0.85%	0.89%	0.85%
Expected volatility	118%	118%	118%	118%	118%
Dividend yield	0%	0%	0%	0%	0%
Expected life	0.59 year	0.72 year	0.50 year	1 year	0.08 - 0.99 year

The fair value of the conversion option derivative liability, as determined using the binomial lattice model, was $438,854 at December 31, 2016. The change in the fair value of the conversion option derivative liability of $68,814 was primarily due to a decrease in the price of the Company’s common stock, and was recorded as a loss in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

Conversion option derivative liability, beginning balance	$-
Origination of conversion option derivative liability on June 28, 2016	215,000
Origination of conversion option derivative liability on November 9, 2016	158,854
Origination of conversion option derivative liability on December 9, 2016	5,000
Origination of conversion option derivative liability on December 31, 2016	60,000
Loss on change in fair value of conversion option derivative liability, December 31, 2016	68,814
Balance, December 31, 2016	$507,668

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 11 – SUBSEQUENT EVENTS

On February 17, 2017, the Company and Power Up Lending Group, Ltd. (“Power Up”) entered into a Securities Purchase Agreement (the “Power Up Securities Purchase Agreement”), pursuant to which the Company sold to Power Up a convertible promissory note in the amount of $33,000 for a purchase price of $30,000.  Pursuant to the Power Up Securities Purchase Agreement, the Company issued to Power Up a 12% Convertible Note (the “Power Up Note”) in the principal amount of $33,000.  The Power Up Note accrues interest at the rate of 12% per year and is due in full on or before September 12, 2017.  The Company may prepay this Note in whole at any time prior to 6 months from the issue date on at least 3 Trading Days’ notice, subject to a variable prepayment penalty.  Power Up has the right to convert all or any portion of the note balance at any time at a conversion price per share of sixty-one percent (61%) of the average of the three (3) lowest sale price for the Company’s Common Stock during the fifteen (15) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Power Up Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On March 27, 2017, Kodiak Capital Group, LLC, (“KCG”) has claimed an event of default under a convertible promissory note in the principal amount of $215,000 issued by the company pursuant to the Company’s failure to deliver shares of the Company’s common stock pursuant to a conversion notice served on the company. KCG has also alleged various defaults with reference to a convertible promissory note in the principal amount of $60,000. As a result of these various alleged defaults KCG has sent the Company a claim in the sum of $2,608,572 as of March 27, 2017. KCG claims that the claim amount continues to increase in accordance to the terms of the notes.  The Company is disputing the payment of the $215,000 note with Kodiak and is considering initiating an action against KCG for obtaining the note by fraudulent means and may claim damages as well. Management believes that this claim has no merit. There is no litigation currently pending. The Company issued 3,661,150 shares of treasury common stock of the Company (the “Shares”) related to the conversion of convertible notes held by KCG amounting to $40,800 in the first quarter of 2017.

On April 11, 2017, the Company and GPL Ventures, LLC (“GPL”) entered into a Securities Purchase Agreement (the “GPL Securities Purchase Agreement”), pursuant to which the Company sold to GPL a convertible promissory note in the amount of $10,000 for a purchase price of $10,000.  Pursuant to the GPL Securities Purchase Agreement, the Company issued to GPL a 12% Convertible Note (the “GPL Note”) in the principal amount of $10,000.  The GPL Note accrues interest at the rate of 12% per year and is due in full on or before October 11, 2017.  The Company may prepay this Note in whole at any time prior to 30 days from the issue date on at least 3 Trading Days’ notice, upon payment of 125% of the outstanding balance of the GPL Note. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the GPL Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On May 10, 2017, the Company and Auctus Funds, LLC (“Auctus”) entered into a Securities Purchase Agreement (the “Auctus Securities Purchase Agreement”), pursuant to which the Company sold to Auctus a convertible promissory note in the amount of $72,000 for a purchase price of $72,000.  Pursuant to the Auctus Securities Purchase Agreement, the Company issued to Auctus a 12% Convertible Note (the “Auctus Note”) in the principal amount of $72,000.  The Auctus Note accrues interest at the rate of 12% per year and is due in full on or before February 10, 2018.  The Company may prepay this Note in whole at any time prior to 60 days from the issue date on at least 5 Trading Days’ notice, upon payment of (i) 125% of the outstanding balance of the Auctus Note within 30 days of the issue date, or (ii) 130% of the outstanding balance of the Auctus Note if between 30 and 60 days after the issue date.  The Company shall have no prepayment right after 60 days.  Auctus has the right to convert all or any portion of the note balance at any time at a conversion price per share of thirty percent (30%) lowest sale price for the Company’s Common Stock during the twenty-five (25) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Auctus Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

HPIL Holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 11 – SUBSEQUENT EVENTS - CONTINUED

On May 19, 2017, the Company entered into an addendum to the Brand License Agreement (the “Addendum”) with the WTFSKF whereby the Company acquired the television, radio and internet rights to the WTFSKF World Karate Championship and the International Karate Gasshuku. The term of the agreement is for the life of the Brand License Agreement. The Addendum further enhances the ability of the Company to develop the market under the Brand License Agreement and the Addendum. However, the Company has chosen to follow a prudent and vigilant course of action in writing down the value of the Brand License. The Company has considered and taken note of Section 350-30-35, the Subsequent Measurement Section that provides guidance on an entity’s subsequent measurement and subsequent recognition of an item. Situations that may result in subsequent changes to the carrying amount include impairment, credit losses, fair value adjustments, depreciation and amortization, and so forth. The Company has also taken note of Section 350-30-50, the Disclosure Section that provides guidance regarding the disclosure in the notes to the financial statements. In some cases, disclosure may relate to disclosure on the face of the financial statements. The Brand License Agreement, including the Addendum, has been impaired on the books of the Company as discussed in Note 6 above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 16, 2015, the Company terminated the services of UHY, LLP (“UHY”) from its position as the Company’s independent registered public accounting firm. During the two most recent fiscal years, and through the date of our UHY’s dismissal, there were no disagreements on accounting and financial disclosures between the Company and UHY.

Our financial statements for the fiscal years ended December 31, 2015 and December 31, 2016, included in this report, have been audited by MNP, LLP (“MNP”). There have been no disagreements on accounting and financial disclosures with MNP through the date of this Form 10-K.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under this framework, management concluded that our internal controls over financial reporting were ineffective as of December 31, 2016.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, and identified the following material weaknesses:

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current executive officers and directors and their ages are as follows:

Name	Age	Position(s)
Louis Bertoli	42	Chairman of the Board, President and CEO
Nitin Amersey	65	Director, CFO, Corporate Secretary and Treasurer
John B. Mitchell	67	Director
John Dunlap, III	58	Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Louis Bertoli, age 42, was appointed Chairman of the Board, Chief Executive Officer and President of the Company in June 2009. He also served as the Chairman of the Board, Chief Executive Officer and President of the Company’s wholly owned subsidiaries. Mr. Bertoli served as the Chief Financial Officer of the Company from April 2011 to March 2012.  He has over 12 years of experience in innovative technologies in the health care industries. He received a degree as a professional Surveyor in Brescia (Italy). Mr. Bertoli served as the Chief Executive Officer and President of MB Ingenia SRL (Italy), a private company, until November 2013. He served as the Chief Executive Officer, President and Director of GIOTOS Ltd. (UK), a private company until January 2017.

Nitin Amersey, age 65, was appointed Chief Financial Officer of the Company in March 2012, and serves as its Principal Accounting Officer.  In addition, Mr. Amersey previously served as our Chief Financial Officer from June 2009 through April of 2011.  Mr. Amersey has been the Director, Corporate Secretary and Treasurer of the Company since June 2009. He also served as the Chief Financial Officer and Director of the Company's wholly owned subsidiaries. He serves as the Chairman of TrueSkill Energen Pvt. Ltd. (India). He has over 43 years of experience in corporate management, international trade, marketing and corporate strategy. He is well versed in brand creation and management. Mr. Amersey has served in various capacities as an executive officer, director and chairman of companies operating in numerous industries. He continues to serve as a director of several companies, including OTC listed public companies. Additionally, he has extensive experience in textiles and fibers and has owned and managed farming operations, primarily focused in cotton. He has worked internationally in Canada, USA, India, the Caribbean and Japan. Mr. Amersey has a Master of Business Administration Degree from the University of Rochester (Rochester, N.Y.) and a Bachelor of Science in Business from Miami University (Oxford, Ohio). He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

John B. Mitchell, age 67, was appointed Director of the Company in May 2010. He is a Professor of Finance at Central Michigan University since 1975. Mr. Mitchell is also the Founder and President of the Chippewa Watershed Conservancy, a land trust operating in Clare, Isabella, Gratiot, Mecosta, and Montcalm counties of Michigan. Mr. Mitchell has authored or co-authored over 30 articles such as, “An Age-Based, Three-Dimensional Distribution Model Incorporating Sequence and Longevity Risks,” Journal of Financial Planning, 2012; “Retirement Withdrawals: Preventive Reductions and Risk Management,” Financial Services Review, 2011; “The Case for Flexible Retirement Planning,” Journal of Personal Finance, 2009; “Financial Implications of Accounting for Human Resources Using a Liability Model,” Journal of Human Resource Costing & Accounting, 2008; “Dynamic Retirement Withdrawal Planning,” Financial Services Review, 2006; “Citation Patterns in the Finance Literature,” Financial Management, 2001; and the “Stock Market Reaction to Plant Closings,” American Journal of Business, 1993.

John Dunlap, III, age 58, was appointed Director of the Company in May 2010. He currently owns Dunlap Group, a California-based advocacy and consulting firm, which opened in 2007 and largely represents advanced environmental technology firms throughout the globe. Mr. Dunlap has served in various capacities in the public sector, including service for four California Governors over the course of his 35 year career. He presently serves on the Board of Directors of Environmental Solutions Worldwide, Inc., where he has served since 2007. He previously served as President and CEO of the 20,000 member California Restaurant Association from 1998 to 2004. In 2003, he was appointed by California Governor Gray Davis to serve as Chairman of the Board of the State Compensation Insurance Fund. Mr. Dunlap also served five years in California Governor Pete Wilson's Administration as Chairman of the Board of the California Air Resources Board from 1994 to 1999, as well as serving as the Chief Deputy Director of the California Department of Toxic Substances Control from 1993 to 1994. Prior to his state service, Mr. Dunlap worked for the South Coast Air Quality Management District for over 11 years serving as Public Advisor. He also worked for California Congressman Jerry Lewis (R-Redlands), former House Appropriations Committee Chairman. Additionally, Mr. Dunlap served as a Commissioner and Executive Committee member of the California Travel and Tourism Commission under both California Governor's Arnold Schwarzenegger and Gray Davis, where he was involved in the planning and implementation of the state's tourism marketing and advertising program. Mr. Dunlap has been active with the California Travel Industry Association (CALTIA) serving as Chairman in 2002 and serving as the long-time Chair of their CALTIA Political Action Committee. Mr. Dunlap also has served on the Boards of the National Restaurant Association, the California Taxpayer's Association and the American Red Cross, as well as several privately held environmental companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers, and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively referred to herein as the “Reporting Persons”), to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC.  All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2016.

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

From our incorporation on February 17, 2004 and subsequent merger and re-domicile on October 7, 2009, name change on May 8, 2012, and change of business plan on July 18, 2012, through fiscal year ending December 31, 2012, we did not compensate any of our officers, directors or employees. The Company did not compensate any of our officers, directors or employees for the fiscal year ending December 31, 2016, and 2015.

We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table lists, as of July 11, 2017, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.  Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 50,969,150 shares of our common stock and issued and outstanding as of July 11, 2017:

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Louis Bertoli (1)	43,220,000	84.80%
Nitin Amersey (2)	10,600	*
John B. Mitchell (3)	500	*
John Dunlap, III (4)	500	*
All directors and executive officers as a group (4 people)	43,231,600	84.82%

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

The Company has advances payable to its current majority shareholder totaling $34,932 as of December 31, 2016.  These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

The Company has advances payable to its current Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and Director and stockholder, totaling $3,500 as of December 31, 2016. These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

Since June 18, 2009¸ and until November 9, 2016, Bay City Transfer Agency and Registrar Inc. has acted as our transfer agent, and for corporate services and Edgar filings.  For the year ended December 31, 2016, the Company paid $2,710 to Bay City Transfer Agency and Registrar Inc. for services rendered. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of Bay City Transfer Agency and Registrar Inc.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-X.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by MNP, LLP, the Company’s independent registered public accounting firm during the fiscal year ended December 31, 2016, and 2015, and UHY, LLP, the Company’s prior independent registered public accounting firm, during the fiscal years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees (1)	$40,564	$61,496
Audit Related Fees (2)
Tax Fees (3)	6,226	37,720
All Other Fees (4)
Total Fees Paid to Auditor	$46,790	$99,216

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2016, and 2015.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us.  The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved.  Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services.  The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations.  If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants.  In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed.  The Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management.  The tax services represent $6,226, or 13% of the total for audit related fees, tax fees and all other fees paid during the fiscal year ending December 31, 2016.

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

(c)	Not applicable.

Index to Exhibits

Exhibit	Description

*2.1	Plan of Merger by and among HPIL Holding, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. dated May 27, 2015

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on December 29, 2014

*10.2	Addendum to Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on May 19, 2017.
*10.3
Securities Purchase Agreement, by and between the HPIL Holdings and GPL Ventures, LLC, dated November 9, 2016

*10.4	Equity Purchase Agreement, by and between the Company and KODIAK CAPITAL GROUP, LLC, dated August 12, 2016.
*10.5 *10.6

Amended and Restated Equity Purchase Agreement, by and between the Company and KODIAK CAPITAL GROUP, LLC, dated December 27, 2016.

Securities Purchase Agreement, by and between the Company and KODIAK CAPITAL GROUP, LLC, dated December 27, 2016.

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPIL Holding

Dated: July 11, 2017	By:	/s/ Louis Bertoli
Louis Bertoli
Director, CEO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Louis Bertoli Louis Bertoli	Director, President, Chief Executive Officer (principal executive officer), and Chairman of the Board of Directors	July 11, 2017

/s/ Nitin Amersey Nitin Amersey	Director, Chief Financial Officer (principal financial officer and principal accounting officer), Corporate Secretary and Treasurer	July 11, 2017

/s/ John B. Mitchell	Director	July 11, 2017
John B. Mitchell

/s/ John Dunlap, III	Director	July 11, 2017
John Dunlap, III