Form 10-K/A
period 2016-12-31
HPIL HOLDING
filed 2017-07-21
CIK 1286345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(mark one)

☒   Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

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

As of July 19, 2017, the registrant had 50,969,150 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

HPIL Holding is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on July 11, 2017 (the “Original Filing”) for the purpose of (i) furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T, (ii) amending Item 10 to disclosure recent legal proceedings against Nitin Amersey, and (iii) the correction of non-material typographical errors. This Amendment restates the Original Filing in its entirety. It includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Filing. Other than the revisions of the disclosures as discussed above and expressly set forth herein, this Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

HPIL Holding

2016 FORM 10-K ANNUAL REPORT

i

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our inability to raise additional funds to support operations and capital expenditures;

●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

●	our inability to achieve manufacturing and distribution of our products and scaling and delivery of our services in efficient manners;

●	our inability to successfully compete against existing and future competitors;

●	our inability to manage and maintain the growth of our business;

●	our inability to protect our intellectual property rights; and

●	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

On July 18, 2012, the Company changed its business plan to focus on making investments in companies, whether public or private enterprises, in differing business sectors. This business plan continues to be a focus of the Company today. The Company does not restrict the target companies to any specific business, industry or geographical location and thus seeks to acquire a variety of businesses. Additionally, the Company evaluates the acquisition of intellectual properties and technologies for investment. Such investments may be made in the United States and worldwide.

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

On December 29, 2014, the Company, entered into a Brand License Agreement (the “Brand License Agreement”) with WTFSKF, a worldwide karate federation based in Switzerland. Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and certain sporting goods) bearing the Marks (the “Products”). Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, the Company will pay to WTFSKF an ongoing license fee equal to 5% of the revenues from sales of the Products (the “License Fee”). Additionally, the Company issued to WTFSKF 752,000 shares of treasury common stock of the Company (the “Shares”; the Shares and the License Fee are collectively referred to as the “License Consideration”) in accordance with the Brand License Agreement. WTFSKF has agreed to provide to the Company annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”). The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage. Additionally, pursuant to the Brand License Agreement, the Company may require WTFSKF to either return the Shares or pay to the Company the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if the Company terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement. The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement pursuant to the terms of the thereof. On May 19, 2017, the Company entered into an addendum to the Brand License Agreement (the “Addendum”) with the WTFSKF whereby the Company acquired the television, radio and internet rights to the WTFSKF World Karate Championship and the International Karate Gasshuku as further described in Subsequent Events, Note 11 to the Financial Statements. Due to the decrease in the Company’s common stock, and other factors related to the agreements with the WTFSKF, the value of the Brand License Agreement has been impaired by $6,798,080, as further described in Note 6 to the Financial Statements. The Company has considered and taken note of Section 350-30-35, the Subsequent Measurement Section that provides guidance on an entity’s subsequent measurement and subsequent recognition of an item. Situations that may result in subsequent changes to the carrying amount include impairment, credit losses, fair value adjustments, depreciation and amortization, and so forth. The Company has also taken note of Section 350-30-50, the Disclosure Section that provides guidance regarding the disclosure in the notes to the financial statements. In some cases, disclosure may relate to disclosure on the face of the financial statements.

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

The Securities Purchase Agreement and December Note contain other provisions customary to transactions of this nature. The foregoing descriptions of the Securities Purchase Agreement and December Note are qualified in their entirety by reference to the Securities Purchase Agreement and December Note, which were attached as Exhibits to the Current Report of the Company filed on December 27, 2016. An event of default with KCG that occurred in the first Quarter is noted in Note 11 to the Financial Statements, Subsequent Events.

(d)	Business of Issuer.

HPIL Holding is a worldwide holding company. The Company is focused on investing in both private and public companies in differing business sectors. The Company does not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, acquires various types of business. The Company also evaluates intellectual properties and technologies for potential acquisition.

During 2015, we terminated various cooperation agreements and the Product Reseller Agreement and divested several of our existing investments, including the IFLOR Asset (as discussed in section (b) of this Item above). We made these changes to reduce overall expenses related to these agreements and investments and sharpen the focus of our efforts on developing the Brand License Agreement and identifying and vetting potential alternative investments in an effort to increase the efficiency of deploying our resources. The Company intends to continue to pursue its business plan of making investments in companies and intellectual properties and providing consulting service, and expects that it will continue on that business plan for the foreseeable future. While the Company is not currently actively marketing any services or products, it will continue on its business plan of actively seeking investment opportunities for the foreseeable future. Our ability to execute the current business plan may be adversely affected by a number of factors, some of which may include:

●	our inability to identify potential investment opportunities;

●	our inability to finance such investments on terms we believe are favorable to the Company;

●	our inability to negotiate acceptable or favorable terms for investment in identified opportunities;

●	our inability to adequately or accurately identify potential liability exposure and other risks related to investment opportunities;

●	our inability to effectively manage and incorporate new investments opportunities into the Company;

●	changes in the current business plan, as set forth above, based on our strategic market studies and evaluations or other currently unknown factors; or

●	other factors, within or outside of our control, that may affect our ability to execute our business plan in an efficient manner, including, without limitation, acts of God, changes in applicable laws, or inability to engage the necessary or strategic business partners on satisfactory terms.

Moreover, the Company will continue to concentrate on the development of the Brand License Agreement (see section (b) of this Item above) until it will commence in 2018. While the Company is still in the conceptual stages of the line of business that may be developed under the Brand License Agreement, we intend to explore potential manufacturing, distribution, and other strategic partnerships in connection with the Brand License Agreement. Additionally, over the next approximately 3 months, we intend to take additional steps necessary to bring the Product to market in a timely fashion, chiefly among them:

●	evaluate market demand for the Product, not only among WTFSKF members and fans, but possibly even beyond, and create marketing and sales strategies around the Product to reach our target consumer groups based on these evaluations;

●	evaluate and engage designers to develop Product concepts and designs consistent with the target consumer; and

●	evaluate manufacturing and supply chain options to efficiently bring branded Product to various markets throughout the world.

Our ability to develop a successful line of business with respect to the Brand License Agreement and related Products may be adversely affected by a number of factors, some of which may include:

●	our inability to adequately or accurately generate or measure demand in the market for the Products;

●	our inability to create or execute effective marketing and sales strategies around the Product to reach consumers and/or generate interest in and orders for the Product;

●	our inability to engage designers or develop Product concepts that are economical and appeal to the consumer;

●	our inability to achieve efficient manufacturing, supply chain, and/or distribution channels;

●	changes in the current business plan, as set forth above, based on our strategic market studies and evaluations or other currently unknown factors;

●	inadequate protection of the logos, names, and marks of WTFSKF that are licensed under the Brand License Agreement; or

●	other factors that may affect our ability to reach necessary production, supply, and/or distribution capacity in an efficient manner, including, without limitation, acts of God, changes in labor laws, work stoppages, or inability to engage the necessary or strategic business partners on satisfactory terms.

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

Security Holders

As of July 19, 2017, there were 50,969,150 common shares outstanding which were held by approximately 422 stockholders of record.

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

Common Stock

We are authorized to issue 400,000,000 shares of common stock with a par value of $0.0001, of which 50,969,150 shares are issued and outstanding as of July 19, 2017. Each holder of our shares of our common stock is entitled to one (1) vote per share on all matters to be voted upon by the stockholders, including the election of directors. The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights. There is no provision in our Articles of Incorporation or By-laws that would delay, defer or prevent a change in control of our Company.

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

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Ontario

July 11, 2017

HPIL Holding

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2016	2015

ASSETS

Current Assets:
Cash	$132	$5,466
Accounts receivable	50,000	-
Total current Assets	50,132	5,466

Other Assets:
Brand license (Note 6)	7,520	6,805,600
Total other Assets	7,520	6,805,600

Total Assets	$57,652	$6,811,066

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$58,790	$8,626
Advances from stockholder (Note 5)	34,932	-
Advances from officer (Note 6)	3,500	-
Advance from investor	315	-
Convertible promissory notes (Note 9)	202,296	-
Conversion option derivative liability (Note 10)	507,668	-
Total current Liabilities	807,501	8,626

Total Liabilities	807,501	8,626

Stockholders’ (Deficit) Equity:
Preferred stock, series 1, class P-1 par value $8.75; 25,000,000 shares authorized at December 31, 2015; Nil issued, outstanding and authorized at December 31, 2016 (Note 3)	-	-
Preferred stock, series 1, class P-2 par value $7.00; 75,000,000 shares authorized at December 31, 2015; Nil issued, outstanding and authorized at December 31, 2016 (Note 3)	-	-
Common stock par value $0.0001; 400,000,000 shares authorized; 47,308,000 issued and outstanding at December 31, 2016 and December 31, 2015 (Note 3)	4,731	4,731
Additional paid-in capital	9,429,001	9,429,001
Accumulated deficit	(10,183,581)	(2,631,292)
Total Stockholders’ (Deficit) Equity	(749,849)	6,802,440

Total Liabilities and Stockholders’ (Deficit) Equity	$57,652	$6,811,066
Going Concern (Note 1)
Subsequent Events (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

HPIL Holding

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Consulting revenue (Note 4)	$-	$35,000

Expenses:
General and administrative (Note 5)	111,161	421,895
Commitment fees (Note 3)	465,000	-
Research and development (Note 5)	-	48,581
Equity loss in unconsolidated affiliate	-	5,027
Impairment of brand license (Note 6)	6,798,080	-
Total expenses	7,374,241	475,503

Other income (expense):
Accretion expense (Note 9)	(109,234)	-
Loss on change in Fair Value of conversion option derivative liability (Note 10)	(68,814)	-
Disposition of unconsolidated affiliate (Note 3)	-	347,844

Net loss and comprehensive loss available to common shareholders	(7,552,289)	(92,659)

Common shares
Outstanding - Basic and diluted	47,308,000	56,991,986

Net loss per common shares
Outstanding - Basic and diluted	$(0.16)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

HPIL Holding

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Preferred Stock				Additional		Total Stockholders’
	Series 1, Class P-1		Series 1, Class P-2		Common Stock		Paid-In	Accumulated	(Deficit)
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance as of December 31, 2014	-	$-	-	$-	57,698,000	$5,770	$10,314,563	$(2,538,633)	$7,781,700
Cancellation common stock, disposition unconsolidated affiliate, at $1.00 per share (September 17, 2015)	-	-	-	-	(175,000)	(17)	(174,983)	-	(175,000)
Cancellation common stock, disposition unconsolidated affiliate, at $1.05 per share (November 15, 2015)	-	-	-	-	(175,000)	(18)	(183,732)	-	(183,750)
Cancellation common stock, disposition asset, at par value per share (December 9, 2015)	-	-	-	-	(10,040,000)	(1,004)	(526,847)	-	(527,851)
Net loss and comprehensive loss for 2015	-	-	-	-	-	-	-	(92,659)	(92,659)
Balance as of December 31, 2015	-	$-	-	$-	47,308,000	$4,731	$9,429,001	$(2,631,292)	$6,802,440
Net loss and comprehensive loss for 2016	-	-	-	-	-	-	-	(7,552,289)	(7,552,289)
Balance as of December 31, 2016	-	$-	-	$-	47,308,000	$4,731	$9,429,001	$(10,183,581)	$(749,849)

The accompanying notes are an integral part of these consolidated financial statements.

HPIL Holding

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(7,552,289)	$(92,659)
Adjustment for non-cash item:
Equity loss from unconsolidated affiliate	-	5,027
Disposition of unconsolidated affiliate	-	(347,844)
Impairment of brand license	6,798,080	-
Commitment fees	465,000	-
Accretion expense	109,234	-
Loss on change in FV of conversion option derivative liability	68,814	-
Non-cash promotional expenses	-	13,661
Adjustments for changes in working capital:
Prepaid expenses	-	17,221
Accounts payable and accrued expenses	50,164	(35,009)
Convertible notes payable	11,916	-
NET CASH USED IN OPERATING ACTIVITIES	(49,081)	(439,603)

FINANCING ACTIVITIES:
Proceeds from convertible note payable	5,000	-
Advances from stockholder	34,932	-
Advances from officer	3,500	-
Advance from investor	315	-
NET CASH PROVIDED BY FINANCING ACTIVITIES:	43,747	-

NET (DECREASE) INCREASE IN CASH	(5,334)	(439,603)

CASH - BEGINNING OF YEAR	5,466	445,069

CASH - END OF YEAR	$132	$5,466

Non-Cash Transaction:

HPIL Holding common shares received as consideration in disposition of interest in unconsolidated affiliate	$-	$358,750

HPIL Holding common shares received as consideration in disposition of patents and related other assets	$-	$527,851

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
December 31, 2016
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

The inputs into the binomial lattice model for each issuance and at year end are as follows:

	June 28,	November 9,	December 9,	December 27,	December 31,
	2016	2016	2016	2016	2016
Closing share price	$2.50	$1.60	$1.60	$1.60	$1.60
Conversion price	$1.25	$1.20	$0.80	$0.64	$0.64-$1.20
Risk free rate	0.45%	0.72%	0.85%	0.89%	0.85%
Expected volatility	118%	118%	118%	118%	118%
Dividend yield	0%	0%	0%	0%	0%
Expected life	0.59 year	0.72 year	0.50 year	1 year	0.08 - 0.99 year

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

Nitin Amersey, age 65, was appointed Chief Financial Officer of the Company in March 2012, and serves as its Principal Accounting Officer. In addition, Mr. Amersey previously served as our Chief Financial Officer from June 2009 through April of 2011. Mr. Amersey has been the Director, Corporate Secretary and Treasurer of the Company since June 2009. He also served as the Chief Financial Officer and Director of the Company’s wholly owned subsidiaries. He serves as the Chairman of TrueSkill Energen Pvt. Ltd. (India). He has over 43 years of experience in corporate management, international trade, marketing and corporate strategy. He is well versed in brand creation and management. Mr. Amersey has served in various capacities as an executive officer, director and chairman of companies operating in numerous industries. He continues to serve as a director of several companies, including OTC listed public companies. Additionally, he has extensive experience in textiles and fibers and has owned and managed farming operations, primarily focused in cotton. He has worked internationally in Canada, USA, India, the Caribbean and Japan. Mr. Amersey has a Master of Business Administration Degree from the University of Rochester (Rochester, N.Y.) and a Bachelor of Science in Business from Miami University (Oxford, Ohio). He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director’s Institute.

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

John Dunlap, III, age 58, was appointed Director of the Company in May 2010. He currently owns Dunlap Group, a California-based advocacy and consulting firm, which opened in 2007 and largely represents advanced environmental technology firms throughout the globe. Mr. Dunlap has served in various capacities in the public sector, including service for four California Governors over the course of his 35 year career. He presently serves on the Board of Directors of Environmental Solutions Worldwide, Inc., where he has served since 2007. He previously served as President and CEO of the 20,000 member California Restaurant Association from 1998 to 2004. In 2003, he was appointed by California Governor Gray Davis to serve as Chairman of the Board of the State Compensation Insurance Fund. Mr. Dunlap also served five years in California Governor Pete Wilson’s Administration as Chairman of the Board of the California Air Resources Board from 1994 to 1999, as well as serving as the Chief Deputy Director of the California Department of Toxic Substances Control from 1993 to 1994. Prior to his state service, Mr. Dunlap worked for the South Coast Air Quality Management District for over 11 years serving as Public Advisor. He also worked for California Congressman Jerry Lewis (R-Redlands), former House Appropriations Committee Chairman. Additionally, Mr. Dunlap served as a Commissioner and Executive Committee member of the California Travel and Tourism Commission under both California Governor’s Arnold Schwarzenegger and Gray Davis, where he was involved in the planning and implementation of the state’s tourism marketing and advertising program. Mr. Dunlap has been active with the California Travel Industry Association (CALTIA) serving as Chairman in 2002 and serving as the long-time Chair of their CALTIA Political Action Committee. Mr. Dunlap also has served on the Boards of the National Restaurant Association, the California Taxpayer’s Association and the American Red Cross, as well as several privately held environmental companies.

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

Director or Officer Involvement in Certain Legal Proceedings

Nitin Amersey, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and Director and stockholder (“Amersey”), is the subject of an SEC order permanently enjoining him from being associated with any transfer agent, broker, dealer, investment adviser, municipal securities dealer, municipal advisor, or nationally recognized statistical rating organization as a result of the operations of Bay City Transfer Agency and Registrar, Inc. (“Bay City”). The SEC did not seek to bar Mr. Amersey from serving as an officer or director of a public company.

In the Initial Decision Release No. 1125, Administrative Proceeding File No. 3-17405, entered by the Court on April 20, 2017, the Court found that Amersey, as a control person of Bay City, willfully aided and abetted and caused Bay City’s violations of Exchange Act Section 17(a)(3), which requires a transfer agent to make and keep records and file reports prescribed as necessary and appropriate; Section 17A(d)(1), which prohibits a transfer agent from engaging in any activity that contravenes rules prescribed by the Commission; Rules 17Ac2-1 and 17Ac2-2, which require a transfer agent to file Forms TA-1 and TA-2; Rule 17Ad-4, which specifies the recordkeeping procedures required of an exempt transfer agent, such as Bay City; Rule 17Ad-12, which requires a transfer agent to take specific measures to safeguard any funds or securities in its possession; and Rule 17Ad-17, which requires specific bookkeeping measures by a transfer agent with respect to lost security holders.  As a result, the Court ordered that:

(I)           Bay City Transfer Agency and Registrar, Inc., and Mr. Amersey, shall cease and desist from committing or causing violations, and any future violations, of Sections 17(a)(3) and 17A(d)(1) of the Securities Exchange Act of 1934 and Exchange Act Rules 17Ac2-1, 17Ac2-2, 17Ad-4, 17Ad-12, and 17Ad-17.

(II)          the transfer agent registration of Bay City Transfer Agency and Registrar, Inc., is revoked; and

(III)         Mr. Amersey is permanently barred from being associated with any transfer agent, broker, dealer, investment adviser, municipal securities dealer, municipal advisor, or nationally recognized statistical rating organization.

The Initial Decision became a final decision and was effective as of June 15, 2017.

As mitigating factors, the Court found that “The violations were not egregious in that they did not involve fraud, deceit, or manipulation and did not cause harm to other persons or unjust enrichment to respondents” and that “Amersey has no prior disciplinary history.” In addition it also found that “On these facts, a civil money penalty is not required and would, in view of the other sanctions ordered, amount to an unjustified punishment.” Furthermore, while Mr. Amersey was the Control Person for Bay City Transfer Agency & Registrar Inc., Mr. Tom Curtis was President & CEO of Bay City Transfer Agency & Registrar Inc. during all times relevant to the above violations referenced in the Initial Decision.

During the past five (5) years, except as described above regarding Nitin Amersey, none of the following occurred with respect to one of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Compensation Committee

Our board of directors has established a Compensation Committee, comprised of Mr. Dunlap and Mr. Mitchell. All of the members of our Compensation Committee are independent directors. Our Compensation Committee is authorized, among other duties and powers as provided for in its Charter, to:

●	review and recommend the compensation arrangements for management, including the compensation for our chief executive officer;
●	establish and review general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals;
●	review at least annually our policy regarding the frequency and schedule for equity awards to employee and directors and make recommendations to the board of directors of such changes as the Compensation Committee deems appropriate; and
●	annually review the compensation of directors and submit any recommendations for changes thereto to the board of directors.

Audit Committee

Our board of directors has established an Audit Committee, comprised of Mr. Mitchell and Mr. Dunlap. Both of the members of our Audit Committee are independent directors. Mr. Mitchell serves as chairman of the Audit Committee. Our board of directors has determined that Mr. Mitchell is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee is authorized, among other duties and powers as provided for in its Charter, to:

●	provide assistance to our board of directors in its oversight of the integrity of our accounting and financial reporting processes and of the audits of our financial statements;
●	provide assistance to our board of directors in its oversight of our compliance with legal and regulatory requirements;
●	provide assistance to our board of directors in its oversight of our outside auditor’s independence and qualifications;
●	provide assistance to the board of directors in its oversight of the performance of our internal audit function and outside auditors;
●	directly appoint, retain or terminate, compensate, and oversee and evaluate our outside auditors, and to approve all audit engagement fees and terms;
●	prior to the initial engagement of any public accounting firm to be our outside auditors, to obtain and review a written report from such firm regarding all relationships between such firm or its affiliates and the Company or persons in a financial reporting oversight role at the Company;
●	pre-approve and/or adopt policies governing audit committee pre-approval of, all audit services to be provided by our outside auditor;
●	pre-approve and/or adopt policies governing audit committee pre-approval of, all permitted non-audit services and related fees to be provided by the outside auditors;
●	review with management, our outside auditors and our internal auditors the adequacy of our internal controls, including computerized information system controls and security; and
●	review with management, our outside auditors and our internal auditors any related significant finding and recommendations of the outside auditors and/or the internal auditors together with management responses thereto.

Nominating and Corporate Governance Committee

Our board of directors has established a Nominating and Corporate Governance Committee, comprised of Mr. Dunlap and Mr. Mitchell, each of whom is an independent director of the Company. Mr. Dunlap serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is authorized, among other duties and powers as provided for in our Committee Authority and Responsibilities Policy to:

●	identify and nominate members of the board of directors;
●	oversee the evaluation of the board of directors and management;
●	evaluate and make recommendations to our board of directors concerning the size and structure of the board;
●	evaluate the performance of the members of the board of directors;

●	make recommendations to the board of directors as to the structure, composition and functioning of the board of directors and its committees; and
●	periodically review corporate governance trends and where appropriate, make recommendations to the Board of Directors on the governance of the Company.

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

The following table lists, as of July 19, 2017, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 50,969,150 shares of our common stock and issued and outstanding as of July 19, 2017:

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

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”.

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

(b)	Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)	Not applicable.

Index to Exhibits

Exhibit	Description

*2.1	Plan of Merger by and among HPIL Holding, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. dated May 27, 2015

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on December 29, 2014

*10.2	Addendum to Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on May 19, 2017.

*10.3	Securities Purchase Agreement, by and between the HPIL Holdings and GPL Ventures, LLC, dated November 9, 2016

*10.4	Equity Purchase Agreement, by and between the Company and KODIAK CAPITAL GROUP, LLC, dated August 12, 2016.

*10.5	Amended and Restated Equity Purchase Agreement, by and between the Company and KODIAK CAPITAL GROUP, LLC, dated December 27, 2016.

*10.6	Securities Purchase Agreement, by and between the Company and KODIAK CAPITAL GROUP, LLC, dated December 27, 2016.

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPIL Holding

Dated: July 19, 2017	By:	/s/ Louis Bertoli
Louis Bertoli
Director, CEO, President, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Louis Bertoli	Director, President, Chief Executive Officer	July 19, 2017
Louis Bertoli	(principal executive officer), and Chairman of the Board of Directors

/s/ Nitin Amersey	Director, Chief Financial Officer	July 19, 2017
Nitin Amersey	(principal financial officer and principal accounting officer), Corporate Secretary and Treasurer

/s/ John B. Mitchell	Director	July 19, 2017
John B. Mitchell

/s/ John Dunlap, III	Director	July 19, 2017
John Dunlap, III