Form 10-Q
period 2017-03-31
HPIL HOLDING
filed 2017-07-28
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of July 7, 2017, there were 50,969,150 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL Holding
UNAUDITED CONDENSED INTERIM BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash	$693	$132
Accounts receivable	50,064	50,000
Total current Assets	50,757	50,132

Other Assets:
Brand license (Note 5)	7,520	7,520
Total other Assets	7,520	7,520

Total Assets	$58,277	$57,652

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$67,652	$58,790
Advances from stockholder (Note 4)	25,000	34,932
Advances from officer (Note 4)	-	3,500
Advance from investor	315	315
Convertible promissory notes (Note 6)	304,363	202,296
Conversion option derivative liability (Note 7)	2,271,221	507,668
Total current Liabilities	2,668,551	807,501

Total Liabilities	2,668,551	807,501

Stockholders’ (Deficit) Equity:
Common stock par value $0.0001; 400,000,000 shares authorized; 47,308,000 issued and outstanding at December 31, 2016 (Note 3) 50,969,150 issued and outstanding at March 31, 2017 (Note 3)	5,097	4,731
Additional paid-in capital	9,520,523	9,429,001
Accumulated deficit	(12,135,894)	(10,183,581)
Total Stockholders’ (Deficit) Equity	(2,610,274)	(749,849)

Total Liabilities and Stockholders’ (Deficit) Equity	$58,277	$57,652
Going Concern (Note 1)
Subsequent Events (Note 8)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HPIL Holding
UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016

Expenses:
General and administrative (Note 4)	$33,710	$20,837
Total expenses	33,710	20,837

Other income (expense):
Accretion expense (Note 6)	(132,448)	-
Loss on change in fair value of conversion option derivative liability (Note 7)	(1,786,155)	-

Net loss and comprehensive loss available to common shareholders	(1,952,313)	(20,837)

Common shares
Outstanding - Basic and diluted	49,404,700	47,308,000

Net loss per common shares
Outstanding - Basic and diluted	$(0.04)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HPIL Holding

UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(1,952,313)	$(20,837)
Adjustment for non-cash item:
Accretion expense	132,448	-
Loss on change in fair value of conversion option derivative liability	1,786,155	-
Accrued interest	5,905
Adjustments for changes in working capital:
Accounts receivable	(45,064)	-
Accounts payable and accrued expenses	8,862	17,822
NET CASH USED IN OPERATING ACTIVITIES	(64,007)	(3,015)

FINANCING ACTIVITIES:
Proceeds from convertible note payable	78,000	-
Repayment to stockholder	(9,932)	-
Repayment to officer	(3,500)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES:	64,568	-

NET (DECREASE) INCREASE IN CASH	561	(3,015)

CASH - BEGINNING OF PERIOD	132	5,466

CASH - END OF PERIOD	$693	$2,451

The accompanying notes are an integral part of these unaudited condensed interim financial statements

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations and Going Concern

HPIL Holding (referred to in this report as “HPIL” or the “Company”) (formerly Trim Holding Group) was incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. A substantial part of the Company’s activities was involved in developing a business plan to market and distribute fashion products. On June 16, 2009, the majority interest in the Company was purchased in a private agreement by Mr. Louis Bertoli, an individual, with the objective to acquire and/or merge with other businesses. On October 7, 2009, the Company merged with and into Trim Nevada, Inc., which became the surviving corporation. The merger did not result in any change in the Company’s management, assets, liabilities, net worth or location of principal executive offices. However, this merger changed the legal domicile of the Company from Delaware to Nevada where Trim Nevada, Inc. was incorporated. Each outstanding share of TNT Designs, Inc. was automatically converted into one share of the common stock of Trim Nevada, Inc. Pursuant to the merger, the Company changed its name from TNT Designs, Inc. to Trim Holding Group. On May 21, 2012, the Company changed its name to HPIL Holding. HPIL Holding intends that its main activity will be in the business of providing consulting services and of investing in differing business sectors.

The concentration of the Company has become the consulting services and the development of products related to the Brand License Agreement (see Note 5 for further discussion of the Brand License Agreement. As of March 31, 2017, the Company has yet to commence substantial operations. Expenses incurred from February 17, 2004 (date of inception) through March 31, 2017, relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2017. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments related to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments consisting only of normal recurring items, considered necessary for fair presentation have been included in these unaudited condensed interim financial statements.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide for the continuation of its operations. The Company is also prepared to re-evaluate its expense load, if necessary, to determine whether any efficiency can be achieved prior to the commencement of substantial operations related to the Brand License Agreement (Note 5) or other potential operations identified by the Company. Additionally, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and Director and stockholder, has indicated his ability to provide financial support to the Company for the continuation of its operations, should it be necessary.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed interim financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”), and are expressed in United States dollars.

Unaudited Condensed Interim Financial Statements

These unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended December 31, 2016. In the opinion of management, these unaudited condensed interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Research and Development

The Company is engaged in research and development in respect to the Company’s Brand License Agreement with World Traditional Fudokan Shotokan Karate-Do Federation, a worldwide karate federation based in Switzerland (“WTFSKF”). Research and development costs are charged as an operating expense as incurred.

Intangible Assets

The Company entered into a brand license agreement (the “Brand License Agreement”) with WTFSKF. Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks (see Note 5 for further discussion of the Brand License Agreement). The Company will amortize the License over the contractual life of the asset of 25 years. No amortization has been recognized as of March 31, 2017 and 2016, as the Brand License Agreement does not become effective until 2018.

Net Loss Per Share

Basic loss per share is computed by dividing net loss and comprehensive loss available to common shareholders by the weighted average number of shares of common stock outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the year and the number of shares of common stock issuable upon assumed exercise of preferred stock provided the result is not anti-dilutive.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the new standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard provided guidance for the presentation of the disclosure of uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is effective for annual periods beginning after December 15, 2016. The Company’sadoption of this standard did not have a significant impact on the unaudited interim financial statements.

In November 2015, the FASB released ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. Adoption of this guidance is not expected to have any effect on the Company’s unaudited condensed interim financial statements. The Company is currently evaluating the impact of the new standard on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU simplifies several aspects of the accounting for employee share-based payment transaction. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that that reporting period. The Company’s adoption of this standard did not have a significant impact on the unaudited interim financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross vs. Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 clarified the implementation guidance on identifying performance obligations. These ASUs apple to all companies that enter into contracts with customers to transfer goods or services. There ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual periods beginning after December 16, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect or applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the impact of the new standard on its unaudited condensed interim financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-15 will have on the statement of cash flows .

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

The Company entered into an Equity Purchase Agreement (the “Original Equity Purchase Agreement”) with Kodiak Capital Group, LLC (“KCG”) on August 12, 2016. The Company and KCG executed an Amended and Restated Equity Purchase Agreement dated December 27, 2016 (the “Amended Equity Purchase Agreement”; together with the Original Equity Purchase Agreement, the “Equity Purchase Agreement”), which completely restates and makes minor revisions to the Original Equity Purchase Agreement, such as correcting the stated capitalization of the Company and extending the period of the Original Equity Purchase Agreement. The Company and KCG also entered into a Registration Rights Agreement dated August 12, 2016 (the “Registration Agreement”, and together with the Equity Purchase Agreement, the “Agreements”). Pursuant to the Equity Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to KCG, from time to time as provided therein, and KCG would purchase from the Company shares of the Company’s common stock (“Shares”) equal to a value of up to $5,000,000. Pursuant to the Registration Agreement, the Company has agreed to provide certain registration rights under the Equity Act of 1933, as amended, and applicable state laws with respect to all Shares issued in connection with the Equity Purchase Agreement. Subject to the terms and conditions of the Equity Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to KCG, and KCG shall purchase from the Company, the Shares upon the Company’s delivery of written notices to KCG. In exchange of KCG signing the Securities Purchase Agreements, the Company issued to KCG a Convertible Promissory Note (Note 6) in the principal amount of $215,000 as payment of a commitment fee to induce KCG to enter into the Agreements.

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

On November 9, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with GPL Ventures, LLC (“GPL”). The Company and GPL also entered into a Registration Rights Agreement dated November 9, 2016 (the “Registration Agreement”, and together with the Securities Purchase Agreement, the “Agreements”). Pursuant to the Securities Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to GPL, from time to time as provided therein, and GPL would purchase from the Company shares of the Company’s common stock (“Shares”) equal to a value of up to $5,600,000. Pursuant to the Registration Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and applicable state laws with respect to all Shares issued in connection with the Securities Purchase Agreement. Subject to the terms and conditions of the Securities Purchase Agreement, the Company, at its sole and exclusive option, may issue and sell to GPL, and GPL shall purchase from the Company, the Shares upon the Company’s delivery of written notices to GPL. The aggregate maximum amount of all purchases that GPL shall be obligated to make under the Securities Purchase Agreement shall not exceed $5,600,000. Once a written notice is received by GPL, it shall not be terminated, withdrawn or otherwise revoked by the Company. GPL is not obligated to purchase any Shares unless and until the Company has registered the Shares pursuant to a registration statement on Form S-1 (or on such other form as is available to the Company), which is required to be effective within 11 months of the execution of the Agreements. Pursuant to the Securities Purchase Agreement, each purchase of Shares must be in an amount equal to at least $100,000 and is capped at the lesser of (i) $175,000 or (ii) 200% of the average daily trading volume as calculated pursuant to the Securities Purchase Agreement. The purchase price per share for each purchase of Shares to be paid by GPL shall be 80% of the lowest trading price (or if there are no recorded trades, the lowest closing price) during the Valuation Period (as defined and calculated pursuant to the Securities Purchase Agreement). In exchange of GPL signing the Securities Purchase Agreements, the Company issued to GPL a Convertible Promissory Note (Note 6) in the principal amount of $250,000 as payment of a commitment fee to induce GPL to enter into the Agreements.

On March 27, 2017, Kodiak Capital Group, LLC, (“KCG”) has claimed an event of default under a convertible promissory note in the principal amount of $215,000 issued by the company pursuant to the Company’s failure to deliver shares of the Company’s common stock pursuant to a conversion notice served on the company. KCG has also alleged various defaults with reference to a convertible promissory note in the principal amount of $60,000. As a result of these various alleged defaults KCG has sent the Company a claim in the sum of $2,608,572 as of March 27, 2017. KCG claims that the claim amount continues to increase in accordance to the terms of the notes. The Company is disputing the payment of the $215,000 note with Kodiak and is considering initiating an action against KCG for obtaining the note by fraudulent means and may claim damages as well. Management believes that this claim has no merit. There is no litigation currently pending. The Company issued 3,661,150 shares of treasury common stock of the Company (the “Shares”) related to the conversion of $40,800 convertible notes held by KCG during the period ended March 31, 2017.

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company has advances payable to its current majority shareholder totaling $25,000 as of March 31, 2016, and $34,932 as of December 31, 2016. During the three months ended March 31, 2017, $9,932 were reimbursed to the Company’s current majority shareholder. These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

The Company has advances payable to its current Chief Financial Officer, who is also the Company’s Corporate Secretary, Treasurer, Director and stockholder, totaling $Nil as of March 31, 2017, and $3,500 as of December 31, 2016. These advances were made to be used for working capital. During the three months ended March 31, 2017, $3,500 were reimbursed to the Company’s current Chief Financial Officer. These advances are unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2017, the Company has receivables from its current Chief Financial Officer, who is also the Company’s Corporate Secretary, Treasurer, Director and stockholder, totaling $31,064, and $Nil as of December 31, 2016, which are included in accounts receivable in the unaudited condensed interim balance sheets. These receivables are non-interest bearing and due on demand.

The Company used Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to facilitate its stock transfers, corporate services and Edgar filings until November 9, 2016. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the three months ended March 31, 2017, and 2016, the Company incurred expenses of $Nil and $1,231, respectively, in relation to these services, which are included in general and administrative expense. The Company has receivables from BCTAR, totaling $14,000 as of March 31, 2017, and $Nil as of December 31, 2016 included in accounts receivable in the unaudited condensed interim balance sheets. These receivables are non-interest bearing and due on demand.

NOTE 5 – BRAND LICENSE

The Company, entered into a Brand License Agreement (the “Brand License Agreement”), dated December 29, 2014, with the World Traditional Fudokan Karate Do Federation (the “WTFSKF”). Under the Agreement: The “Licensed Brand and Trademarks” shall mean the brand, marks, logos, names, service marks, trademarks, trade names, unexpired patents, utility models, and applications identified below in this note, and any other United States and foreign patents, utility models, and applications hereafter developed by the Licensor. The “Licensed Product(s)” shall mean the Licensor’s clothing, accessories and sporting goods, including basic sporting equipment and additional sporting merchandise, which are products covered, in whole or in part, by the Licensed Brand and Trademarks identified below in this note, and all modified, improved and derivative versions thereof manufactured by the Licensee after the Effective Date, and which are added to Exhibit B by agreement of the Parties. Pursuant to the Brand License Agreement, WTFSKF has granted to the Company the License to use the Marks of WTFSKF and manufacture and sell the Products bearing the Marks. Pursuant to the Brand License Agreement, in consideration for the License, beginning in 2018, the Company will pay to WTFSKF an ongoing License Fee. Additionally, the Company issued to WTFSKF 752,000 shares of treasury common stock (the “Shares”) of the Company in accordance with the Brand License Agreement. WTFSKF has agreed to provide to the Company annual projected sales forecasts based on its membership and their expected needs for Products (the “Projected Sales”). The Brand License Agreement requires the License Consideration to be subject to renegotiation by the parties in the event that Projected Sales exceed actual sales of the Products by more than an agreed upon deviation percentage. Additionally, pursuant to the Brand License Agreement, the Company may require WTFSKF to either return the Shares or pay to the Company the market value of the Shares at the time of the execution of the Brand License Agreement (approximately $6,805,600), if the Company terminates the Brand License Agreement as a result of such deviations within the first 52 months after the execution of the Brand License Agreement. The initial term of the Brand License Agreement lasts until December 31, 2042, at which time the Brand License Agreement will automatically renew for successive 25 year terms unless and until either party provides notice of non-renewal or terminates the Brand License Agreement.

Impairment of Brand License Agreement

The Brand License of $6,805,600 was measured based on the fair value of the stock issued (on December 29, 2014, 752,000 common shares of HPIL Holding issued at $9.05 per share). Currently, based on the market value of the common shares, 752,000 shares would be equal to the value of $7,520 (752,000 common shares of HPIL Holding at $0.01 per share). In terms of measuring the Brand License on the value of the stock issued, the Company would have to write the value down to $7,520. Based on a qualitative assessment, the Company is uncertain of how its relationship with the WTFSKF will proceed in the future and thus based on this uncertainty, the Company deems it prudent to value the asset at the current market value of the stock held by the WTFSKF. The Company has simply recognized the potential of it losing the Brand License due to factors beyond its control and based on this risk has reassessed the value of the Brand License to be the recoverable amount of the potential return of shares during the year ended December 31, 2016. Based on the Company assessment of the value of the Brand License, the Company has determined the fair value of the Brand License to be $7,520 (752,000 common shares of HPIL Holding at $0.01 per share). No amortization has been recognized as of December 31, 2016, as the Brand License Agreement is not effective until 2018. As a result, an impairment loss of $NIL (December 31, 2016- $6,798,080) is included in the unaudied condensed interim statements of loss and comprehensive loss. In the event of the Company losing the Brand License, the Company would seek to reacquire this stock and is thereby assessing the value of the Brand License at the value of the stock as determined by the market. The impairment loss does not necessarily impact on the future expected cash flow associated with the Brand License or with the Company’s intent or ability to renew or extend the Brand License Agreement. It simply recognizes the risk that the Company believes is extant.

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

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

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

On February 17, 2017, the Company and Power Up Lending Group, Ltd. (“Power Up”) entered into a Securities Purchase Agreement (the “Power Up Securities Purchase Agreement”), pursuant to which the Company sold to Power Up a convertible promissory note in the amount of $33,000. Pursuant to the Power Up Securities Purchase Agreement, the Company issued to Power Up a 12% Convertible Note (the “Power Up Note”) in the principal amount of $33,000. The Power Up Note accrues interest at the rate of 12% per year and is due in full on or before September 12, 2017. The Company may prepay this Note in whole at any time prior to 6 months from the issue date on at least 3 Trading Days’ notice, subject to a variable prepayment penalty. Power Up has the right to convert all or any portion of the note balance at any time at a conversion price per share of sixty-one percent (61%) of the average of the three (3) lowest sale price for the Company’s Common Stock during the fifteen (15) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Power Up Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On June 28, 2016, November 9, 2016, December 9, 2016, December 27, 2016, and February 17, 2017, the Company recorded a discount on the Notes. This discount is amortized using the effective interest rate method at an interest rate of 58.70%, 100.04%, 132.66%, 48.38%, and 96.16% for the June 28, 2016, November 9, 2016, December 9, 2016, December 27, 2016, and February 17, 2017 Notes, respectively, over the term of the Notes.

Period ended
March 31, 2017
Face value of June 28, 2016, promissory note payable	$215,000
Face value of November 9, 2016, promissory note payable	250,000
Face value of December 9, 2016, promissory note payable	5,000
Face value of December 27, 2016, promissory note payable	60,000
Total face value of promissory notes payable	530,000
Discount on promissory notes payable	(436,938)
Accretion of discount on promissory notes payable	109,234
Balance December 31, 2016	$202,296
Face value of February 17, 2017, promissory note payable	33,000
Discount on promissory notes payable	(22,581)
Accretion of discount on promissory notes payable	132,448
Face value of June 28, 2016, promissory note payable converted into common stock	(40,800)
Balance March 31, 2017	$304,363

During the three months ended March 31, 2017, accretion of discount of the Notes amounted to $132,448 (March 31, 2016 - $Nil).

During the three months ended March 31, 2017, interest expense on the Notes amounted to $5,905 (March 31, 2016 - $Nil).

NOTE 7 – CONVERSION OPTION DERIVATIVE LIABILITY

The Company accounted for the conversion option of the Notes in accordance with ASC Topic 815 (“Derivatives and Hedging”), under which the conversion option meets the definition of a derivative instrument.

This conversion option derivative liability was measured at fair value on the dates of issue and at March 31, 2017 and December 31, 2016, using a binomial lattice model, with changes in the fair value charged or credited, as applicable, to the unaudited condensed interim statements of operations and comprehensive loss.

The inputs into the binomial lattice model for each issuance and at March 31, 2017 and December 31, 2016, are as follows:

	June 28,	November 9,	December 9,	December 27,	December 31,	February 17,	March 31,
	2016	2016	2016	2016	2016	2017	2017
Closing share price	$2.50	$1.60	$1.60	$1.60	$1.60	$0.02	$0.02
Conversion price	$1.25	$1.20	$0.80	$0.64	$0.64- $1.20	$0.01	$0.00 - $0.01
Risk free rate	0.45%	0.72%	0.85%	0.89%	0.85%	1.27%	1.27%
Expected volatility	118%	118%	118%	118%	118%	118%	118%
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Expected life	0.59 year	0.72 year	0.50 year	1 year	0.08 - 0.99 year	0.75 year	0.19 – 0.74 year

The fair value of the conversion option derivative liability, as determined using the binomial lattice model, was $2,271,221 at March 31, 2017 ($507,668 – December 31, 2016). The change in the fair value of the conversion option derivative liability of $1,786,155 was primarily due to a decrease in the price of the Company’s common stock, and was recorded as a loss in the unaudited condensed interim statement of operations and comprehensive loss for the period ended March 31, 2017.

Conversion option derivative liability, beginning balance	$-
Origination of conversion option derivative liability on June 28, 2016	215,000
Origination of conversion option derivative liability on November 9, 2016	158,854
Origination of conversion option derivative liability on December 9, 2016	5,000
Origination of conversion option derivative liability on December 27, 2016	60,000
Loss on change in fair value of conversion option derivative liability, December 31, 2016	68,814
Balance, December 31, 2016	$507,668
Origination of conversion option derivative liability on February 17, 2017	22,581
Value of conversion option derivative liability on June 28, 2016 convertible promissory note converted into common stock	(45,183)
Loss on change in fair value of conversion option derivative liability, March 31, 2017	1,786,155
Balance, March 31, 2017	$2,271,221

NOTE 8 – SUBSEQUENT EVENTS

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

On May 19, 2017, the Company entered into an addendum to the Brand License Agreement (the “Addendum”) with the WTFSKF whereby the Company acquired the television, radio and internet rights to the WTFSKF World Karate Championship and the International Karate Gasshuku. The term of the agreement is for the life of the Brand License Agreement. The Addendum further enhances the ability of the Company to develop the market under the Brand License Agreement and the Addendum. However, the Company has chosen to follow a prudent and vigilant course of action in writing down the value of the Brand License. The Company has considered and taken note of Section 350-30-35, the Subsequent Measurement Section that provides guidance on an entity’s subsequent measurement and subsequent recognition of an item. Situations that may result in subsequent changes to the carrying amount include impairment, credit losses, fair value adjustments, depreciation and amortization, and so forth. The Company has also taken note of Section 350-30-50, the Disclosure Section that provides guidance regarding the disclosure in the notes to the financial statements. In some cases, disclosure may relate to disclosure on the face of the financial statements. The Brand License Agreement, including the Addendum, has been impaired on the books of the Company as discussed in Note 5 above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “result”, and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

HPIL Holding (“we”, “us”, “our”, or the “Company”) is an early stage company originally incorporated on February 17, 2004 in the state of Delaware under the name TNT Designs, Inc. On October 7, 2009, we merged with and into Trim Nevada, Inc., a Nevada corporation, for the purpose of changing our domicile from Delaware to Nevada. As part of the merger, we changed our name to Trim Holding Group. On May 22, 2012, we changed our name to HPIL Holding to more fully reflect our current business operations. On July 18, 2012, the Company changed its business plan to focus on making investments in companies, whether public or private enterprises, in differing business sectors..

Business of the Issuer

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

On December 29, 2014, the Company, entered into a Brand License Agreement (the “Brand License Agreement”) with WTFSKF, a worldwide karate federation based in Switzerland. Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and certain sporting goods) bearing the Marks (the “Products”). The Brand License Agreement will become operative in January of 2018.

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

Our principal business objective for the next twelve (12) months will be to begin exploitation of our Brand License Agreement Moreover, the Company will continue to concentrate on the development of the Brand License Agreement (see section (b) of this Item above) until it will commence in 2018. While the Company is still in the conceptual stages of the line of business that may be developed under the Brand License Agreement, we intend to explore potential manufacturing, distribution, and other strategic partnerships in connection with the Brand License Agreement. Additionally, over the next approximately 3 months, we intend to take additional steps necessary to bring the Product to market in a timely fashion, chiefly among them:

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

Moreover, the Company intends to continue to pursue its business plan of making investments in companies and intellectual properties and providing consulting service, and expects that it will continue on that business plan for the foreseeable future. While the Company is not currently actively marketing any services or products, it will continue on its business plan of actively seeking investment opportunities for the foreseeable future. Our ability to execute the current business plan may be adversely affected by a number of factors, some of which may include:

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

Liquidity and Capital Resources

We are an early stage company focused on developing our business of evaluating for potential investment or acquisition both private and public companies, intellectual properties and technologies. Our principal business objective for the next twelve (12) months will be to begin exploitation of our Brand License Agreement and to continue to investigate potential business opportunities.

Net cash used in operating activities. During the three months ended March 31, 2017, net cash used in operating activities was $(64,007) compared with (3,015) used in operating activities for the three months ended March 31, 2016. The cash flow used in operating activities in the three months ended March 31, 2017, was primarily the result of financing accounts receivable and a reduction in payables and accrued expenses. The cash flow used in operating activities in the three months ended March 31, 2016, was primarily the result of incurred operating expenses without sufficient current revenue partially offset by incurred accounts payable and accrued expenses generating a net loss.

Net cash used in investing activities. The Company did not engage in any activities generating or using cash flow that it classified as investing activities during the three months ended March 31, 2017, and 2016.

Net cash provided by financing activities. During the three months ended March 31, 2017, net cash provided by financing activities was $64,568 compared with $Nil by financing activities for the three months ended March 31, 2016. The cash flow provided by financing activities in three months ended March 31, 2017, was primarily attributable to an increase in notes payable. The Company did not engage in any activities generating or using cash flow that it classified as financing activities in the three months ended March 31, 2016.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, the report of the Company’s independent registered public accounting firm on the Company’s financial statements as of and for the years ended December 31, 2016 and 2015 contained an emphasis of a matter paragraph stating this uncertainty. The unaudited condensed financial statements accompanying this Quarterly Report have been prepared assuming that the Company will continue as a going concern. The Company had negative working capital of $2,617,794 as of March 31, 2017.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide continuation of its operations. Additionally, during the latter half of its fiscal year 2016, the Company took steps to reduce its expense load moving forward and is prepared to continue evaluating its expense load, if necessary, to determine whether any efficiency can be achieved prior to generation of revenues sufficient to support increased operations. Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through March 31, 2018. Moreover, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and a Director and stockholder of the Company, has indicated his ability to provide financial support to the Company, should it be necessary. Despite the aforementioned developments in the Company’s financial standing, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

As the Company is an early stage company, it has commenced only limited operations and has yet to reach full operations; therefore, the Company has little operations to report at this time. The Company’s main focus has been on the development of its business plan. Aside from the execution of the two (2) consulting agreements during 2014 (both of which were terminated during the first quarter of 2015), and the Product Reseller Agreement (which was terminated during the fourth quarter of 2015), and entering into the Brand License Agreement, pursuant to which the Company has acquired a license to use certain logos, names, and marks of WTFSKF for commercial sales of certain Product (clothing, accessories and certain sporting goods) beginning in January of 2018, the Company has made no sales nor generated additional revenue and all expenses to date have related to the development of its business plan and other expenses related to the daily operations of a public company, investigation of acquisition targets  and beginning stages of business activities related to the Brand License Agreement.

Comparison of Three Months Ended March 31, 2017, to Three Months Ended March 31, 2016.

General and Administrative Expenses. General and administrative expenses increased to $33,710 for the three months ended March 31, 2017, from $20,837 for the three months ended March 31, 2016. The increase in general and administrative expenses is primarily related to an increase in consulting fees.

Accretion Expense. Accretion expense increase to $132,448 for the three months ended March 31, 2017, from $Nil for three months ended March 31, 2016. The increase of accretion expense is discussed in Note 6 to the Financial Statements.

Loss on change in Fair Value of conversion option derivative liability. Loss on change in fair value of conversion option derivative increase to $1,786,155 for the three months ended March 31, 2017, from $Nil for the three months ended March 31, 2016. The increase of loss on change in fair value of conversion option derivative is discussed in Note 7 to the Financial Statements.

Net Loss. For the three months ended March 31, 2017, we incurred a net loss of $1,952,313 as compared to a net loss of $(20,837) for the three months ended March 31, 2016. The net loss was primarily a result of The loss on change in fair value of conversion option derivative liability and accretion expense. The increase in net loss was primarily the result of the increases in the loss on change in fair value of conversion option derivative liability and accretion expense.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below regarding Nitin Amersey, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and Director and stockholder (“Amersey”), there are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Mr. Amersey is the subject of an SEC order permanently enjoining him from being associated with any transfer agent, broker, dealer, investment adviser, municipal securities dealer, municipal advisor, or nationally recognized statistical rating organization as a result of the operations of Bay City Transfer Agency and Registrar, Inc. (“Bay City”).  The SEC did not seek to bar Mr. Amersey from serving as an officer or director of a public company.

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

As mitigating factors, the Court found that “The violations were not egregious in that they did not involve fraud, deceit, or manipulation and did not cause harm to other persons or unjust enrichment to respondents” and that “Amersey has no prior disciplinary history.” In addition, it also found that “On these facts, a civil money penalty is not required and would, in view of the other sanctions ordered, amount to an unjustified punishment.” Furthermore, while Mr. Amersey was the Control Person for Bay City Transfer Agency & Registrar Inc., Mr. Tom Curtis was President & CEO of Bay City Transfer Agency & Registrar Inc. during all times relevant to the above violations referenced in the Initial Decision.

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

The issuance of stock set forth above in this Item 2 was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the issuance of the shares did not involve any public offering.

(b)	Use of Proceeds.

Not Applicable.

(c)	Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

On March 27, 2017, Kodiak Capital Group, LLC, (“KCG”) has claimed an event of default under a convertible promissory note in the principal amount of $215,000 issued by the company pursuant to the Company’s failure to deliver shares of the Company’s common stock pursuant to a conversion notice served on the company. KCG has also alleged various defaults with reference to a convertible promissory note in the principal amount of $60,000. The claimed defaults are the result of KCG’s inability to sell the Company’s common stock under Rule 144 due to the Company’s then delinquent filings. As a result of these various alleged defaults KCG has sent the Company a claim in the sum of $2,608,572 as of March 27, 2017. KCG claims that the claim amount continues to increase in accordance to the terms of the notes. The Company is disputing the payment of the $215,000 note with Kodiak and is considering initiating an action against KCG for obtaining the note by fraudulent means and may claim damages as well. There is no litigation currently pending. The Company issued 3,661,150 shares of treasury common stock of the Company (the “Shares”) related to the conversion of convertible notes held by KCG amounting to $40,800 in the first quarter of 2017.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Plan of Merger by and among HPIL Holding, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. dated May 27, 2015

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Addendum to Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on May 19, 2017.

*10.2	Securities Purchase Agreement, by and between the HPIL Holdings and Power Up Lending Group, Ltd., dated February 17, 2017

†31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

†31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

‡32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPIL Holding

Dated: July 27 , 2017	By:	/s/ Louis Bertoli
Louis Bertoli
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Dated: July 27, 2017	By:	/s/ Nitin Amersey
Nitin Amersey Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer

