Form 10-Q
period 2017-06-30
HPIL HOLDING
filed 2017-08-25
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 24, 2017, there were 65,969,150 shares of common stock, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL Holding

UNAUDITED CONDENSED INTERIM BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash	$1,312	$132
Accounts receivable (Note 4)	71,319	50,000
Total current Assets	72,631	50,132

Other Assets:
Brand license (Note 5)	7,520	7,520
Total other Assets	7,520	7,520

Total Assets	$80,151	$57,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$63,213	$58,790
Advances from stockholder (Note 4)	25,150	34,932
Advances from officer (Note 4)	-	3,500
Advance from investor	315	315
Convertible promissory notes (Note 6)	556,429	202,296
Conversion option derivative liability (Note 7)	757,934	507,668
Total current Liabilities	$1,403,041	$807,501

Stockholders’ Deficit:
Common stock par value $0.0001; 400,000,000 shares authorized; 50,969,150 issued and outstanding at June 30, 2017 (Note 3) 47,308,000 issued and outstanding at December 31, 2016 (Note 3)	5,097	4,731
Additional paid-in capital	9,520,522	9,429,001
Accumulated deficit	(10,848,509)	(10,183,581)
Total Stockholders’ Deficit	(1,322,890)	(749,849)

Total Liabilities and Stockholders' Deficit	$80,151	$57,652
Going Concern (Note 1)
Subsequent Events (Note 8)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HPIL Holding

UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Expenses:
General and administrative (Note 4)	$63,804	$14,680	$97,514	$35,517
Total expenses	63,804	14,680	97,514	35,517

Other income (expense):
Accretion expense (Note 6)	(244,099)	-	(376,547)	-
Gain (loss) on change in fair value of conversion option derivative liability (Note 7)	1,595,288	-	(190,867)	-

Net income (loss) and comprehensive income (loss) available to common shareholders	$1,287,385	$(14,680)	$(664,928)	$(35,517)

Common shares
Outstanding - Basic	50,191,247	47,308,000	50,191,247	47,308,000
Outstanding - Diluted	1,298,518,694	47,308,000	50,191,247	47,308,000

Net income (loss) available to common shareholders
Outstanding - Basic	$0.02	$(0.00)	$(0.01)	$(0.001)
Outstanding - Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.001)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HPIL Holding

UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(664,928)	$(35,517)
Adjustment for non-cash items:
Accretion expense	376,547	-
Loss on change in fair value of conversion option derivative liability	190,867	-
Accrued interest	13,872	-
Adjustments for changes in working capital:
Accounts receivable	(66,319)	-
Accounts payable and accrued expenses	4,509	(2,521)
NET CASH USED IN OPERATING ACTIVITIES	$(145,538)	$(38,039)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$160,000	$-
(Repayment to) advance from stockholder	(9,782)	34,700
Repayment to officer	(3,500)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES:	$146,718	$34,700

NET INCREASE (DECREASE) IN CASH	$1,180	$(3,338)

CASH - BEGINNING OF PERIOD	132	5,466

CASH - END OF PERIOD	$1,312	$2,182

The accompanying notes are an integral part of these unaudited condensed interim financial statements

HPIL Holding

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The concentration of the Company has become the consulting services and the development of products related to the Brand License Agreement (see Note 5 for further discussion of the Brand License Agreement). As of June 30, 2017, the Company has yet to commence substantial operations. Expenses incurred from February 17, 2004 (date of inception) through June 30, 2017, relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2017. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments related to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments consisting only of normal recurring items, considered necessary for fair presentation have been included in these unaudited condensed interim financial statements.

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

Intangible Assets

The Company entered into a brand license agreement (the “Brand License Agreement”) with WTFSKF. Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks (see Note 5 for further discussion of the Brand License Agreement). The Company will amortize the License over the contractual life of the asset of 25 years. No amortization has been recognized as of June 30, 2017, and 2016, as the Brand License Agreement does not become effective until 2018.

Net Loss Per Share

Basic loss per share is computed by dividing net loss and comprehensive loss available to common shareholders by the weighted average number of shares of common stock outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the year and the number of shares of common stock issuable upon assumed conversion of the convertible debt provided the result is not anti-dilutive.

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

Recently Issued Accounting Pronouncements

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-15 will have on the unaudited condensed interim statement of cash flows.

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

On August 14, 2017, the Company filed a Certificate of Amendment with the Nevada Secretary of State increasing the Company’s authorized stock to ten billion, seven hundred three million (10,703,000,000) which consist of: (a) Three Million Ten (3,000,010) shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”); and (b) Ten billion, six hundred ninety-nine million, nine hundred ninety-nine thousand, nine hundred ninety (10,699,999,990) shares of common stock, par value $0.0001 per share (the “Common Stock”). In addition, Certificates of Designation for Series A preferred stock and Series B preferred stock were filed with the Nevada Secretary of State on August 14, 2017 (the “Designations”). Pursuant to the Designations, a total of 10 shares of the Corporation’s Preferred Stock was authorized as a series known as Series A Preferred Stock, par value $0.0001 per share (the “Series A Stock”) and a total of 3,000,000 shares of the Corporation’s Preferred Stock was authorized as a series known as Series B Preferred Stock, par value $0.0001 per share (the “Series B Stock”). The designations set forth the voting rights, dividend rights, conversion rights, dividend entitlements and other rights and obligations of the Common, Preferred A and Preferred B Classes of Stock, each in accordance with the Company’s Form 14C filing made on April 20, 2017.

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company has advances payable to its current majority shareholder totaling $25,150 as of June 30, 2017, and $34,932 as of December 31, 2016. During the six months ended June 30, 2017, $9,782 were reimbursed to the Company’s current majority shareholder. During the three months ended June 30, 2017, $150 were advanced to the Company’s current majority shareholder. These advances were made to be used for working capital. These advances are unsecured, non-interest bearing and due on demand.

The Company had advances payable to its current Chief Financial Officer, who is also the Company’s Corporate Secretary, Treasurer, Director and stockholder, totaling $Nil as of June 30, 2017, and $3,500 as of December 31, 2016. These advances were made to be used for working capital. During the six months ended June 30, 2017, $Nil were reimbursed to the Company’s current Chief Financial Officer. During the three months ended March 31, 2017, $3,500 were reimbursed to the Company’s current Chief Financial Officer. These advances are unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2017, the Company advanced funds to the Chief Financial Officer, totaling $38,064, and $Nil as of December 31, 2016, which are included in accounts receivable in the unaudited condensed interim balance sheets. During the three months ended June 30, 2017, the Company advanced funds to its current Chief Financial Officer totaling $7,000, which are included in accounts receivable in the unaudited condensed interim balance sheets. These receivables are non-interest bearing and due on demand.

The Company used Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to facilitate its stock transfers, corporate services and Edgar filings until November 9, 2016. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the six months ended June 30, 2017, and 2016, the Company incurred expenses of $Nil and $2,710, respectively, in relation to these services. For the three months ended June 30, 2017, and 2016, the Company incurred expenses of $Nil and $1,479, respectively, in relation to these services. The Company has receivables from BCTAR, totaling $27,000 as of June 30, 2017, and $Nil as of December 31, 2016, which are included in accounts receivable in the unaudited condensed interim balance sheets. During the three months ended June 30, 2017, the Company advanced funds to BCTAR totaling $13,000, which are included in accounts receivable in the unaudited condensed interim balance sheets. These receivables are non-interest bearing and due on demand.

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

Impairment of Brand License Agreement

The Brand License of $6,805,600 was measured based on the fair value of the stock issued (on December 29, 2014, 752,000 common shares of HPIL Holding issued at $9.05 per share). Currently, based on the market value of the common shares, 752,000 shares would be equal to the value of $7,520 (752,000 common shares of HPIL Holding at $0.01 per share). In terms of measuring the Brand License on the value of the stock issued, the Company would have to write the value down to $7,520. Based on a qualitative assessment, the Company is uncertain of how its relationship with the WTFSKF will proceed in the future and thus based on this uncertainty, the Company deems it prudent to value the asset at the current market value of the stock held by the WTFSKF. The Company has simply recognized the potential of it losing the Brand License due to factors beyond its control and based on this risk has reassessed the value of the Brand License to be the recoverable amount of the potential return of shares during the year ended December 31, 2016. Based on the Company assessment of the value of the Brand License, the Company has determined the fair value of the Brand License to be $7,520 (752,000 common shares of HPIL Holding at $0.01 per share). No amortization has been recognized during the period ended June 30, 2017 and the year ended December 31, 2016, as the Brand License Agreement is not effective until 2018. As a result, an impairment loss of $NIL (December 31, 2016- $6,798,080) is included in the unaudited condensed interim statements of loss and comprehensive loss. In the event of the Company losing the Brand License, the Company would seek to reacquire this stock and is thereby assessing the value of the Brand License at the value of the stock as determined by the market. The impairment loss does not necessarily impact on the future expected cash flow associated with the Brand License or with the Company’s intent or ability to renew or extend the Brand License Agreement. It simply recognizes the risk that the Company believes is extant.

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

The Licensed Products

The Basic Licensed Products for Licensor’s affiliates (i.e. athletes, masters and leaders) shall mean: Kimono Karate, Complete Suit, Protection Woman/Man, Official Complete Suit, Hakama Complete Judge Suit, Embroidered Badge, Karate Belts Kyu Dan, Official Complete Suit (all together “Basic Equipment”).

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

On December 9, 2016, the Company issued to GPL a Convertible Promissory Note in the principal amount of $5,000 in exchange for $5,000 in cash (the “5K Note”). The 5K Note accrues interest at the rate of 5% per annum and is due in full on or before June 9, 2017. The 5K Note also prohibits prepayment of the principal. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of 75% of the lowest Trading Price during the Valuation Period (as defined and calculated pursuant to the 5K Note), which is adjustable in accordance with the 5K Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the 5K Note.

On June 28, 2016, upon the signing of the Term Sheet (“Term Sheet”) related to the Equity Purchase Agreement, the Company issued to KCG a Convertible Promissory Note (the “June Note”) in the principal amount of $215,000 as payment of a commitment fee to induce KCG to enter into the Agreements. The June Note is due in full on or before January 28, 2017. The Company may prepay this June Note in whole or in part at any time following at least 15 and no more than 60 days’ advance written notice to the Holder, provided that the Holder shall retain all rights of conversion until the date of repayment, notwithstanding the pendency of any prepayment notice. KCG has the right to convert all or any portion of the June Note balance at any time at a conversion price per share of 50% of the Current Market Price (as defined and calculated pursuant to the June Note), which is adjustable in accordance with the June Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the June Note. Upon an Event of Default (as defined in the June Note), the principal amount increases to $250,000 and the conversion price shall decrease to 25% of the Current Market Price (as defined and calculated pursuant to the June Note). During the period ended June 30, 2017, the June Note is in default and the principal of the June Note was increased to $250,000 and the conversion price was 25% of the Current Market Price.

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

On December 27, 2016, the Company and KCG entered into a Securities Purchase Agreement to which the Company sold to KCG a convertible promissory note in the amount of $60,000 for a purchase price of $50,000. The Company issued to KCG a 15% Convertible Note (the “December Note”) in the principal amount of $60,000. The December Note accrues interest at the rate of 15% per year and is due in full on or before December 27, 2017. The Company may prepay this Note in whole at any time prior to 6 months from the issue date on at least 5 Trading Days (as defined in the December Note) but not more than 10 Trading Days notice, provided that the Holder shall retain all rights of conversion until the date of repayment, notwithstanding the pendency of any prepayment notice. KCG has the right to convert all or any portion of the note balance at any time at a conversion price per share of forty percent (40%) lowest sale price for the Company’s Common Stock during the thirty (30) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the December Note), which is adjustable in accordance with the December Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the December Note.

On February 17, 2017, the Company and Power Up Lending Group, Ltd. (“Power Up”) entered into a Securities Purchase Agreement (the “Power Up Securities Purchase Agreement”), pursuant to which the Company sold to Power Up a convertible promissory note in the amount of $33,000. Pursuant to the Power Up Securities Purchase Agreement, the Company issued to Power Up a 12% Convertible Note (the “Power Up Note”) in the principal amount of $33,000. The Power Up Note accrues interest at the rate of 12% per year and is due in full on or before September 12, 2017. The Company may prepay this Power Up Note in whole at any time prior to 6 months from the issue date on at least 3 Trading Days’ notice, subject to a variable prepayment penalty. Power Up has the right to convert all or any portion of the note balance at any time at a conversion price per share of sixty-one percent (61%) of the average of the three (3) lowest sale price for the Company’s Common Stock during the fifteen (15) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Power Up Note), which is adjustable in accordance with the Power Up Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Power Up Note.

On April 11, 2017, the Company and GPL Ventures, LLC (“GPL”) entered into a Securities Purchase Agreement (the “GPL Securities Purchase Agreement”), pursuant to which the Company sold to GPL a convertible promissory note in the amount of $10,000 for a purchase price of $10,000. Pursuant to the GPL Securities Purchase Agreement, the Company issued to GPL a 12% Convertible Note (the “GPL Note”) in the principal amount of $10,000. The GPL Note accrues interest at the rate of 12% per year and is due in full on or before October 11, 2017. The Company may prepay this GPL Note in whole at any time prior to 30 days from the issue date on at least 3 Trading Days’ notice, upon payment of 125% of the outstanding balance of the GPL Note. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the GPL Note), which is adjustable in accordance with the GPL Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the GPL Note. On May 24, 2017, the Company amended the GPL Note to be issued on May 24, 2017 and mature on November 24, 2017.

On May 10, 2017, the Company and Auctus Funds, LLC (“Auctus”) entered into a Securities Purchase Agreement (the “Auctus Securities Purchase Agreement”), pursuant to which the Company sold to Auctus a convertible promissory note in the amount of $72,000 for a purchase price of $72,000. Pursuant to the Auctus Securities Purchase Agreement, the Company issued to Auctus a 12% Convertible Note (the “Auctus Note”) in the principal amount of $72,000. The Auctus Note accrues interest at the rate of 12% per year and is due in full on or before February 10, 2018. The Company may prepay this Note in whole at any time prior to 60 days from the issue date on at least 5 Trading Days’ notice, upon payment of (i) 125% of the outstanding balance of the Auctus Note within 30 days of the issue date, or (ii) 130% of the outstanding balance of the Auctus Note if between 30 and 60 days after the issue date. The Company shall have no prepayment right after 60 days. Auctus has the right to convert all or any portion of the note balance at any time at a conversion price per share of thirty percent (30%) lowest sale price for the Company’s Common Stock during the twenty-five (25) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Auctus Note), which is adjustable in accordance with the Auctus Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Auctus Note.

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

The Company is late in filing it’s 10Q for the second quarter of 2017. Its Convertible Promissory Notes are in Default as a result of the late filing.

On June 28, 2016, November 9, 2016, December 9, 2016, December 27, 2016, February 17, 2017, April 11, 2017, and May 10, 2017, the Company recorded a discount on the various convertible promissory notes. This discount is amortized using the effective interest rate method at an interest rate of 58.70%, 100.04%, 132.66%, 48.38%, 96.16%, 105.71%, and 46.38% for the June 28, 2016, November 9, 2016, December 9, 2016, December 27, 2016, February 17, 2017, April 11, 2017, and May 10, 2017, Notes, respectively, over the term of the Notes.

Period ended
June 30, 2017
Face value of June 28, 2016, promissory note payable	$215,000
Face value of November 9, 2016, promissory note payable	250,000
Face value of December 9, 2016, promissory note payable	5,000
Face value of December 27, 2016, promissory note payable	60,000
Total face value of promissory notes payable	530,000
Discount on promissory notes payable	(436,938)
Accretion of discount on promissory notes payable	109,234
Balance December 31, 2016	$202,296
Face value of February 17, 2017, promissory note payable	33,000
Face value of June 28, 2016, promissory note payable converted into common stock	(40,800)
Face value of April 11, 2017, promissory note payable	10,000
Face value of May 10, 2017, promissory note payable	72,000
Discount on promissory notes payable	(110,486)
Accretion of discount on promissory notes payable	376,547
Accrued interest	13,872
Balance June 30, 2017	$556,429

During the six months ended June 30, 2017, accretion of discount of the various convertible promissory notes amounted to $376,547 (June 30, 2016 - $Nil).

During the three months ended June 30, 2017, accretion of discount of the various convertible promissory notes amounted to $244,099 (June 30, 2016 - $Nil).

During the six months ended June 30, 2017, interest expense on the various convertible promissory notes amounted to $13,872 (June 30, 2016 - $Nil).

During the three months ended June 30, 2017, interest expense on the various convertible promissory notes amounted to $7,967 (June 30, 2016 - $Nil).

NOTE 7 – CONVERSION OPTION DERIVATIVE LIABILITY

The Company accounted for the conversion option of the Notes in accordance with ASC Topic 815 (“Derivatives and Hedging”), under which the conversion option meets the definition of a derivative instrument.

This conversion option derivative liability was measured at fair value on the dates of issue and at June 30, 2017, and December 31, 2016, using a binomial lattice model, with changes in the fair value charged or credited, as applicable, to the unaudited condensed interim statements of operations and comprehensive loss.

The inputs into the binomial lattice model for each issuance and at June 30, 2017, March 31, 2017 and December 31, 2016, are as follows:

	Closing share price	Conversion price	Risk free rate	Expected volatility	Dividend yield	Expected life
June 28, 2016	$2.50	$1.25	0.45%	118%	0%	0.59 year
November 9, 2016	$1.60	$1.20	0.72%	118%	0%	0.72 year
December 9, 2016	$1.60	$0.80	0.85%	118%	0%	0.50 year
December 27, 2016	$1.60	$0.64	0.89%	118%	0%	1 year
December 31, 2016	$1.60	$0.64- $1.20	0.85%	118%	0%	0.08 - 0.99 year
February 17, 2017	$0.02	$0.01	1.27%	118%	0%	0.75 year
March 31, 2017	$0.02	$0.00- $0.01	1.27%	118%	0%	0.19 – 0.74 year
April 11, 2017	$0.0121	$0.005	1.20%	118%	0%	0.51 year
May 10, 2017	$0.01	$0.003	1.20%	118%	0%	0.75 year
June 30, 2017	$0.0009	$0.0018 - $0.0048	1.20%	118%	0%	0.08 – 0.61 year

The fair value of the conversion option derivative liability, as determined using the binomial lattice model, was $757,934 at June 30, 2017, $2,271,221 at March 31, 2017 ($507,668 – December 31, 2016). The change in the fair value of the conversion option derivative liability of $190,867 was primarily due to a decrease in the price of the Company’s common stock, and was recorded as a loss in the unaudited condensed interim statement of operations and comprehensive loss for the period ended June 30, 2017.

Conversion option derivative liability, beginning balance	$-
Origination of conversion option derivative liability on June 28, 2016	215,000
Origination of conversion option derivative liability on November 9, 2016	158,854
Origination of conversion option derivative liability on December 9, 2016	5,000
Origination of conversion option derivative liability on December 27, 2016	60,000
Loss on change in fair value of conversion option derivative liability, December 31, 2016	68,814
Balance, December 31, 2016	$507,668
Origination of conversion option derivative liability on February 17, 2017	28,486
Value of conversion option derivative liability on June 28, 2016 convertible promissory note converted into common stock	(51,088)
Loss on change in fair value of conversion option derivative liability, March 31, 2017	1,786,155
Balance, March 31, 2017	$2,271,221
Origination of conversion option derivative liability on April 11, 2017	10,000
Origination of conversion option derivative liability on May 10, 2017	72,000
Gain on change in fair value of conversion option derivative liability, June 30, 2017	(1,595,287)
Balance, June 30, 2017	$757,934

NOTE 8 – SUBSEQUENT EVENTS

On July 28, 2017, the Company and GPL Ventures, LLC (“GPL”) entered into a Securities Purchase Agreement (the “GPL Securities Purchase Agreement”), pursuant to which the Company sold to GPL a convertible promissory note in the amount of $10,000 for a purchase price of $10,000. Pursuant to the GPL Securities Purchase Agreement, the Company issued to GPL a 12% Convertible Note (the “GPL Note”) in the principal amount of $10,000. The GPL Note accrues interest at the rate of 12% per year and is due in full on or before February 28, 2018. The Company may prepay this Note in whole at any time prior to 30 days from the issue date on at least 3 Trading Days’ notice, upon payment of 125% of the outstanding balance of the GPL Note. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the GPL Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On July 31, 2017, GPL elected to convert part ($500.00) of the principal amount of the promissory note issued by the Company to GPL dated December 9, 2016 in the amount of $5,000 into 5,000,000 shares of the Company’s common stock.

On August 4, 2017, the Company and Jabro Funding (“Jabro”) entered into a Securities Purchase Agreement (the “Jabro Securities Purchase Agreement”), pursuant to which the Company sold to Jabro a convertible promissory note in the amount of $10,000 for a purchase price of $10,000. Pursuant to the Jabro Securities Purchase Agreement, the Company issued to Jabro a 12% Convertible Note (the “Jabro Note”) in the principal amount of $10,000. The Jabro Note accrues interest at the rate of __% per year and is due in full on or before May 18, 2018. The Company may prepay this Note in whole at any time prior to 30 days from the issue date on at least 3 Trading Days’ notice, upon payment of 125% of the outstanding balance of the Jabro Note. Jabro has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the Jabro Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On August 9, 2017, the Company and GPL Ventures, LLC (“GPL”) entered into a Securities Purchase Agreement (the “GPL Securities Purchase Agreement”), pursuant to which the Company sold to GPL a convertible promissory note in the amount of $10,000 for a purchase price of $10,000. Pursuant to the GPL Securities Purchase Agreement, the Company issued to GPL a 12% Convertible Note (the “GPL Note”) in the principal amount of $10,000. The GPL Note accrues interest at the rate of 12% per year and is due in full on or before March 9, 2018. The Company may prepay this Note in whole at any time prior to 30 days from the issue date on at least 3 Trading Days’ notice, upon payment of 125% of the outstanding balance of the GPL Note. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the GPL Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On August 11, 2017, the Company and Power Up Lending Group, Ltd. (“Power Up”) entered into a Securities Purchase Agreement (the “Power Up Securities Purchase Agreement”), pursuant to which the Company sold to Power Up a convertible promissory note in the amount of $45,000. Pursuant to the Power Up Securities Purchase Agreement, the Company issued to Power Up a 12% Convertible Note (the “Power Up Note”) in the principal amount of $45,000. The Power Up Note accrues interest at the rate of 12% per year and is due in full on or before February 10, 2018. The Company may prepay this Note in whole at any time prior to 6 months from the issue date on at least 3 Trading Days’ notice, subject to a variable prepayment penalty. Power Up has the right to convert all or any portion of the note balance at any time at a conversion price per share of sixty-one percent (61%) of the average of the three (3) lowest sale price for the Company’s Common Stock during the fifteen (15) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Power Up Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On August 11, 2017, the Company and Auctus Funds, LLC (“Auctus”) amended their Securities Purchase Agreement dated May 10, 2017 (the “Auctus Securities Purchase Agreement”), to increase by $10,000 the total amount of the Promissory Note from $72,000 to $82,000 in exchange for an additional $10,000 in cash.

The Company appointed Olde Monmouthe Stock Transfer Co. Inc. as its new Transfer Agent on August 10th, 2017

On August 14, 2017, the Company filed a Certificate of Amendment with the Nevada Secretary of State increasing the Company’s authorized stock to ten billion, seven hundred three million (10,703,000,000) which consist of: (a) Three Million Ten (3,000,010) shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”); and (b) Ten billion, six hundred ninety-nine million, nine hundred ninety-nine thousand, nine hundred ninety (10,699,999,990) shares of common stock, par value $0.0001 per share (the “Common Stock”). In addition, Certificates of Designation for Series A preferred stock and Series B preferred stock were filed with the Nevada Secretary of State on August 14, 2017 (the “Designations”). Pursuant to the Designations, a total of 10 shares of the Corporation’s Preferred Stock was authorized as a series known as Series A Preferred Stock, par value $0.0001 per share (the “Series A Stock”) and a total of 3,000,000 shares of the Corporation’s Preferred Stock was authorized as a series known as Series B Preferred Stock, par value $0.0001 per share (the “Series B Stock”). The designations set forth the voting rights, dividend rights, conversion rights, dividend entitlements and other rights and obligations of the Common, Preferred A and Preferred B Classes of Stock, each in accordance with the Company’s Form 14C filing on April 20, 2017.

On August 17, 2017 under a convertible promissory note for $45,000, the Company issued 10,000,000 restricted shares to the Power Up Lending Group Ltd.

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

Our principal business objective for the next twelve (12) months will be to begin exploitation of our Brand License Agreement Moreover, the Company will continue to concentrate on the development of the Brand License Agreement (see section (b) of this Item above) until it will commence in 2018. While the Company is still in the conceptual stages of the line of business that may be developed under the Brand License Agreement, we intend to explore potential manufacturing, distribution, and other strategic partnerships in connection with the Brand License Agreement. Additionally, over the next approximately 2 months, we intend to take additional steps necessary to bring the Product to market in a timely fashion, chiefly among them:

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

Net cash used in operating activities. During the six months ended June 30, 2017, net cash used in operating activities was $145,538 compared with $38,038 used in operating activities for the six months ended June 30, 2016. The cash flow used in operating activities in the six months ended June 30, 2017, was primarily the result of financing accounts receivable and a reduction in payables and accrued expenses. The cash flow used in operating activities in the six months ended June 30, 2016, was primarily the result of incurred operating expenses without sufficient current revenue generating a net loss.

Net cash used in investing activities. The Company did not engage in any activities generating or using cash flow that it classified as investing activities during the six months ended June 30, 2017, and 2016.

Net cash provided by financing activities. During the six months ended June 30, 2017, net cash provided by financing activities was $146,718 compared with $34,700 by financing activities for the six months ended June 30, 2016. The cash flow provided by financing activities in the six months ended June 30, 2017, was primarily attributable to an increase in notes payable. The cash flow provided by financing activities in the six months ended June 30, 2016, was primarily the result of proceeds from advances from stockholder.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the report of the Company's independent registered public accounting firm on the Company's financial statements as of and for the years ended December 31, 2016 and 2015 contained an emphasis of a matter paragraph stating this uncertainty. The unaudited condensed financial statements accompanying this Quarterly Report have been prepared assuming that the Company will continue as a going concern. The Company had negative working capital of $1,330,410 as of June 30, 2017.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide continuation of its operations. Additionally, during the latter half of its fiscal year 2016, the Company took steps to reduce its expense load moving forward and is prepared to continue evaluating its expense load, if necessary, to determine whether any efficiency can be achieved prior to generation of revenues sufficient to support increased operations. Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through June 30, 2018. Moreover, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and a Director and stockholder of the Company, has indicated his ability to provide financial support to the Company, should it be necessary. Despite the aforementioned developments in the Company’s financial standing, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Comparison of Three Months Ended June 30, 2017, to Three Months Ended June 30, 2016.

General and Administrative Expenses. General and administrative expenses increased to $63,804 for the three months ended June 30, 2017, from $14,680 for the three months ended June 30, 2016. The increase in general and administrative expenses is primarily related to an increase in consulting fees.

Accretion Expense. Accretion expense increase to $244,099 for the three months ended June 30, 2017, from $Nil for three months ended June 30, 2016. The increase of accretion expense is discussed in Note 6 to the Financial Statements.

Loss on change in Fair Value of conversion option derivative liability. The gain on change in fair value of conversion option derivative increase to $1,595,288 for the three months ended June 30, 2017, from $Nil for the three months ended June 30, 2016. The change in fair value of conversion option derivative is discussed in Note 7 to the Financial Statements.

Net Loss. For the three months ended June 30, 2017, we incurred a net income of $1,287,385 as compared to a net loss of $(14,680) for the three months ended June 30, 2016. The net income was primarily a result of the gain on change in fair value of conversion option derivative liability.

Comparison of Six Months Ended June 30, 2017, to Six Months Ended June 30, 2016.

General and Administrative Expenses. General and administrative expenses increased to $97,514 for the six months ended June 30, 2017, from $35,517 for the six months ended June 30, 2016. The increase in general and administrative expenses is primarily related to an increase in consulting fees.

Accretion Expense. Accretion expense increase to $376,547 for the six months ended June 30, 2017, from $Nil for six months ended June 30, 2016. The increase of accretion expense is discussed in Note 6 to the Financial Statements.

Loss on change in Fair Value of conversion option derivative liability. Loss on change in fair value of conversion option derivative increase to $190,867 for the six months ended June 30, 2017, from $Nil for the six months ended June 30, 2016. The increase of loss on change in fair value of conversion option derivative is discussed in Note 7 to the Financial Statements.

Net Loss. For the six months ended June 30, 2017, we incurred a net loss of $664,928 as compared to a net loss of $35,517 for the six months ended June 30, 2016. The net loss was primarily a result of the loss on change in fair value of conversion option derivative liability and accretion expense. The increase in net loss was primarily the result of the increases in the loss on change in fair value of conversion option derivative liability and accretion expense.

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

On May 24, 2017, the Company issued to GPL a Convertible Promissory Note (the “Note”) in the principal amount of $10,000 in exchange for $10,000 in cash (the “10K Note”). The 10K Note accrues interest at the rate of 12% per annum and is due in full on or before November 24, 2017. The Note also prohibits prepayment of the principal. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of 50% of the lowest Trading Price during the Valuation Period (as defined and calculated pursuant to the Note), which is adjustable in accordance with the 10K Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the 10K Note.

The issuances of stock set forth above in this Item 2 are exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the issuance of the shares did not involve any public offering.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Plan of Merger by and among HPIL Holding, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. dated May 27, 2015

*3.1	Articles of Incorporation

*3.2	By-laws

†3.3	Certificate of Amendment

†4.1	Certificate of Designation – Series A Preferred Stock

†4.2	Certificate of Designation – Series B Preferred Stock

*10.1	Addendum to Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on May 19, 2017.

†10.2	Securities Purchase Agreement, by and between the HPIL Holdings and Auctus Fund, LLC., dated May 10, 2017

†10.3	Convertible Promissory Note, by and between the HPIL Holdings and Auctus Fund, LLC., dated May 10, 2017

†31.1	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPIL Holding

	By:	/s/ Nitin Amersey
Nitin Amersey
Dated: August 25, 2017		Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Corporate Secretary and Treasurer

