Form 10-Q/A
period 2017-06-30
HPIL HOLDING
filed 2017-09-12
CIK 1286345

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

As of September 11, 2017, there were 61,411,255 shares of common stock, par value $0.0001, issued and outstanding.

Explanatory Note

HPIL Holding is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 25, 2017 (the “Original Filing”) for the purpose of (i) furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T, (ii) The total number of shares outstanding have been changed on the cover page and (iii) the correction of non-material typographical errors. This Amendment restates the Original Filing in its entirety. It includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Filing. Other than the revisions of the disclosures as discussed above and expressly set forth herein, this Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

i

HPIL HOLDING

FORM 10-Q

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL Holding

UNAUDITED CONDENSED INTERIM BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash	$1,312	$132
Accounts receivable (Note 4)	71,319	50,000
Total current Assets	72,631	50,132

Other Assets:
Brand license (Note 5)	7,520	7,520
Total other Assets	7,520	7,520

Total Assets	$80,151	$57,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$63,213	$58,790
Advances from stockholder (Note 4)	25,150	34,932
Advances from officer (Note 4)	-	3,500
Advance from investor	315	315
Convertible promissory notes (Note 6)	556,429	202,296
Conversion option derivative liability (Note 7)	757,934	507,668
Total current Liabilities	$1,403,041	$807,501

Stockholders’ Deficit:
Common stock par value $0.0001; 400,000,000 shares authorized;50,969,150 issued and outstanding at June 30, 2017 (Note 3) 47,308,000 issued and outstanding at December 31, 2016 (Note 3)	5,097	4,731
Additional paid-in capital	9,520,522	9,429,001
Accumulated deficit	(10,848,509)	(10,183,581)
Total Stockholders’ Deficit	(1,322,890)	(749,849)

Total Liabilities and Stockholders' Deficit	$80,151	$57,652
Going Concern (Note 1)
Subsequent Events (Note 8)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HPIL Holding

UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Expenses:
General and administrative (Note 4)	$63,804	$14,680	$97,514	$35,517
Total expenses	63,804	14,680	97,514	35,517

Other income (expense):
Accretion expense (Note 6)	(244,099)	-	(376,547)	-
Gain (loss) on change in fair value of conversion option derivative liability (Note 7)	1,595,288	-	(190,867)	-

Net income (loss) and comprehensive income (loss) available to common shareholders	$1,287,385	$(14,680)	$(664,928)	$(35,517)

Common shares
Outstanding - Basic	50,191,247	47,308,000	50,191,247	47,308,000
Outstanding - Diluted	1,298,518,694	47,308,000	50,191,247	47,308,000

Net income (loss) available to common shareholders
Outstanding - Basic	$0.02	$(0.00)	$(0.01)	$(0.001)
Outstanding - Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.001)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HPIL Holding

UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(664,928)	$(35,517)
Adjustment for non-cash items:
Accretion expense	376,547	-
Loss on change in fair value of conversion option derivative liability	190,867	-
Accrued interest	13,872	-
Adjustments for changes in working capital:
Accounts receivable	(66,319)	-
Accounts payable and accrued expenses	4,423	(2,521)
NET CASH USED IN OPERATING ACTIVITIES	$(145,538)	$(38,038)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$160,000	$-
(Repayment to) advance from stockholder	(9,782)	34,700
Repayment to officer	(3,500)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES:	$146,718	$34,700

NET INCREASE (DECREASE) IN CASH	$1,180	$(3,338)

CASH - BEGINNING OF PERIOD	132	5,466

CASH - END OF PERIOD	$1,312	$2,128

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

The inputs into the binomial lattice model for each issuance and at June 30, 2017, March 31, 2017 and December 31, 2016, are as follows:

	Closing share price	Conversion price	Risk free rate	Expected volatility	Dividend yield	Expected life
June 28, 2016	$2.50	$1.25	0.45%	118%	0%	0.59 year
November 9, 2016	$1.60	$1.20	0.72%	118%	0%	0.72 year
December 9, 2016	$1.60	$0.80	0.85%	118%	0%	0.50 year
December 27, 2016	$1.60	$0.64	0.89%	118%	0%	1 year
December 31, 2016	$1.60	$0.64 - $1.20	0.85%	118%	0%	0.08 - 0.99 year
February 17, 2017	$0.02	$0.01	1.27%	118%	0%	0.75 year
March 31, 2017	$0.02	$0.00 - $0.01	1.27%	118%	0%	0.19 – 0.74 year
April 11, 2017	$0.0121	$0.005	1.20%	118%	0%	0.51 year
May 10, 2017	$0.01	$0.003	1.20%	118%	0%	0.75 year
June 30, 2017	$0.0009	$0.0018 - $0.0048	1.20%	118%	0%	0.08 – 0.61 year

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

NOTE 8 – SUBSEQUENT EVENTS

On July 28, 2017, the Company and GPL Ventures, LLC (“GPL”) entered into a Securities Purchase Agreement (the “GPL Securities Purchase Agreement”), pursuant to which the Company sold to GPL a convertible promissory note in the amount of $15,000 for a purchase price of $15,000. Pursuant to the GPL Securities Purchase Agreement, the Company issued to GPL a 5% Convertible Note (the “GPL Note”) in the principal amount of $15,000. The GPL Note accrues interest at the rate of 5% per year and is due in full on or before February 28, 2018. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the GPL Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On July 31, 2017, GPL elected to convert part $500 of the principal amount of the promissory note issued by the Company to GPL dated December 9, 2016 in the amount of $5,000 into 5,000,000 shares of the Company’s common stock.

On August 4, 2017, the Company and Jabro Funding (“Jabro”) entered into a Securities Purchase Agreement (the “Jabro Securities Purchase Agreement”), pursuant to which the Company sold to Jabro a convertible promissory note in the amount of $10,000 for a purchase price of $10,000. Pursuant to the Jabro Securities Purchase Agreement, the Company issued to Jabro a 12% Convertible Note (the “Jabro Note”) in the principal amount of $10,000. The Jabro Note accrues interest at the rate of 12% per year and is due in full on or before May 15, 2018. The Company may prepay this Note in whole at any time prior to 30 days from the issue date on at least 3 Trading Days’ notice, upon payment of 120% of the outstanding balance of the Jabro Note. Jabro has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the Jabro Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On August 9, 2017, the Company and GPL Ventures, LLC (“GPL”) entered into a Securities Purchase Agreement (the “GPL Securities Purchase Agreement”), pursuant to which the Company sold to GPL a convertible promissory note in the amount of $10,000 for a purchase price of $10,000. Pursuant to the GPL Securities Purchase Agreement, the Company issued to GPL a 10% Convertible Note (the “GPL Note”) in the principal amount of $10,000. The GPL Note accrues interest at the rate of 10% per year and is due in full on or before March 9, 2018. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the GPL Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On August 11, 2017, the Company and Power Up Lending Group, Ltd. (“Power Up”) entered into a Securities Purchase Agreement (the “Power Up Securities Purchase Agreement”), pursuant to which the Company sold to Power Up a convertible promissory note in the amount of $45,000. Pursuant to the Power Up Securities Purchase Agreement, the Company issued to Power Up a 12% Convertible Note (the “Power Up Note”) in the principal amount of $45,000. The Power Up Note accrues interest at the rate of 12% per year and is due in full on or before May 28, 2018. The Company may prepay this Note in whole at any time prior to 6 months from the issue date on at least 3 Trading Days’ notice, subject to a variable prepayment penalty. Power Up has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty-one percent (51%) of the average of the lowest sale price for the Company’s Common Stock during the fifteen (15) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Power Up Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

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

HPIL Holding

Dated: September 12, 2017	By:	/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer),
Corporate Secretary and Treasurer

