Form 10-Q
period 2017-09-30
HPIL HOLDING
filed 2018-04-02
CIK 1286345

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of March, 30, 2018, there were 606,343,368 shares of common stock, par value $0.0001, issued and outstanding. Of these 287,515,360 million shares were restricted and 318,828,008 shares were non-restricted. There were 10 shares of Series A Preferred shares, par value $0.0001, issued and outstanding and there were 3 million shares of Series B Preferred shares, par value $0.0001, issued and outstanding.

HPIL HOLDING

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HPIL Holding

UNAUDITED CONDENSED INTERIM BALANCE SHEETS

	As of	As of
	Sept 30,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash	$957	$132
Accounts receivable (Note 4)	80,348	50,000
Total Current Assets	81,305	50,132

Other Assets:
Brand license (Note 5)	7,520	7,520
Total Other Assets	7,520	7,520

Total Assets	$88,825	$57,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$117,587	$58,790
Advances from stockholder (Note 4)	25,150	34,932
Advances from officer (Note 4)	985	3,500
Advance from investor	315	315
Convertible promissory notes (Note 6)	569,066	202,296
Conversion option derivative liability (Note 7)	1,881,170	507,668
Total Current Liabilities	2,594,273	807,501

Stockholders’ Deficit:
Common stock par value $0.0001; 10,699,999,990 shares authorized; 73,429,614 issued and outstanding at September 30, 2017 (Note 3) 47,308,000 issued and outstanding at December 31, 2016 (Note 3)	7,343	4,731
Additional paid-in capital	9,601,692	9,429,001
Accumulated deficit	(12,114,483)	(10,183,581)
Total Stockholders’ Deficit	(2,505,448)	(749,849)

Total Liabilities and Stockholders' Deficit	$88,825	$57,652
Going Concern (Note 1)
Subsequent Events (Note 8)

Numbers may not add due to rounding

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HPIL Holding

UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2017	2016	2017	2016

Expenses:
General and administrative (Note 4)	$122,815	$41,594	$220,329	$77,111
Total expenses	122,815	41,594	220,329	77,111

Other (expense):
Accretion and interest expense (Note 6)	(34,670)	-	(411,217)	-
Loss on change in fair value of conversion option derivative liability (Note 7)	(1,108,489)	-	(1,299,356)	-

Net loss and comprehensive loss available to common shareholders	$(1,265,974)	$(41,594)	$(1,930,902)	$(77,111)

Common shares
Outstanding - Basic	59,345,966	47,308,000	53,276,353	47,308,000
Outstanding - Diluted	59,345,966	47,308,000	53,276,353	47,308,000

Net loss available to common shareholders
Outstanding - Basic	$(0.021)	$(0.001)	$(0.036)	$(0.002)
Outstanding - Diluted	$(0.021)	$(0.001)	$(0.036)	$(0.002)

Numbers may not add due to rounding

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HPIL Holding

UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept 30,	Sept 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(1,930,902)	$(77,111)
Adjustment for non-cash items:
Accretion and interest expense	411,217	-
Loss on change in fair value of conversion option derivative liability	1,299,356	-

Adjustments for changes in working capital:
Accounts receivable	(30,348)	-
Accounts payable and accrued expenses	58,799	30,549
NET CASH USED IN OPERATING ACTIVITIES	(191,880)	(46,562)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	205,000	-
(Repayment to) advance from stockholder	(9,782)	34,700
(Repayment to) advance from officer	(2,515)	7,000
NET CASH PROVIDED BY FINANCING ACTIVITIES:	192,703	41,700

NET INCREASE (DECREASE) IN CASH	825	(4,862)

CASH - BEGINNING OF PERIOD	132	5,466

CASH - END OF PERIOD	$957	$604

Numbers may not add due to rounding

The accompanying notes are an integral part of these unaudited condensed interim financial statements

HPIL Holding

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

The concentration of the Company has become the consulting services and the development of products related to the Brand License Agreement (see Note 5 for further discussion of the Brand License Agreement). As of September 30, 2017, the Company has yet to commence substantial operations. Expenses incurred from February 17, 2004 (date of inception) through September 30, 2017, relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2017. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments related to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments consisting only of normal recurring items, considered necessary for fair presentation have been included in these unaudited condensed interim financial statements.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed interim financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars.

Unaudited Condensed Interim Financial Statements

These unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended December 31, 2016. In the opinion of management, these unaudited condensed interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

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

Impairment of Long-Lived Assets

The Company follows the ASC 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable. In performing the review for recoverability, if future discounted cash flows (excluding interest charges) from the use of and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized.

Research and Development

The Company is engaged in research and development in respect to the Company’s Brand License Agreement with World Traditional Fudokan Shotokan Karate-Do Federation, a worldwide karate federation based in Switzerland (“WTFSKF”). Research and development costs are charged as an operating expense as incurred.

Intangible Assets

The Company entered into a brand license agreement (the “Brand License Agreement”) with WTFSKF. Pursuant to the Brand License Agreement, WTFSKF has granted to the Company an exclusive, worldwide, transferrable license (the “License”) to use certain logos, names, and marks of WTFSKF (the “Marks”) and manufacture and sell certain products (clothing, accessories and sporting goods) bearing the Marks (see Note 5 for further discussion of the Brand License Agreement). The Company will amortize the License over the contractual life of the asset of 25 years. No amortization has been recognized as of September 30, 2017, and 2016, as the Brand License Agreement does not become effective until 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU simplifies several aspects of the accounting for employee share-based payment transactions. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company’s adoption of this standard did not have a significant impact on the unaudited interim financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross vs. Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 clarified the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. There ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual periods beginning after December 16, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect or applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the impact of the new standard on its unaudited condensed interim financial statements.

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

NOTE 3 – CAPITAL STOCK

The Company filed an amendment with the Secretary of State of Nevada on April 19, 2016, amending its Articles of Incorporation, Article IV - Capital Stock. The effect of the amendment was to cancel all 100,000,000 shares of the Company’s authorized preferred stock (“Preferred Stock”), consisting of 25,000,000 shares of Preferred Stock, par value $8.75 per share; and 75,000,000 shares of Preferred Stock, par value $7 per share. The amendment was effective as of April 18, 2016, at which time there were no shares of Preferred Stock issued and outstanding. Following the amendment, the Company had 400,000,000 shares of stock authorized for issuance (reduced from 500,000,000 shares authorized prior to the effect of the amendment), consisting solely of shares of the Company’s common stock, par value $0.0001 per share.

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

In August 2017, the Company issued 1,018,798 shares to KCG. The Company has disputed the issuance of these shares by the Company’s then transfer agent VStock Transfer, LLC. The Company believes that these shares were improperly issued by the Company’s transfer agent. The Company is contemplating legal action against both VStock Transfer, LLC and KCG.

On July 31, 2017, August 1, 2017 and August 3, 2017, GPL elected to convert part $500, $500 and $290, respectively, of the principal amount of the promissory note issued by the Company to GPL dated December 9, 2016, in the amounts of $5,000 each into 5,000,000, 5,000,000 and 2,900,000 shares of the Company’s common stock, respectively.

On September 26, 2017, September 27, 2017 and September 28, 2017, Power Up Lending Group, Inc. (“Power Up”) elected to convert part $3,850, $3,850 and $2,550, respectively, of the principal amount of the promissory note issued by the Company to Power Up dated August 11, 2017, in the amounts of $45,000 each into 3,208,333, 3,208,333 and 1,018,798 shares of the Company’s common stock, respectively.

The Company is late in filing it’s 10Q for the third quarter of 2017. Its Convertible Promissory Notes are in Default as a result of the late filing.

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company has advances payable to its then current majority shareholder totaling $25,150 as of September 30, 2017, and $34,932 as of December 31, 2016. During the nine months ended September 30, 2017, $9,782 were reimbursed to the Company’s then majority shareholder.

The Company had advances payable to its current Chief Financial Officer, who is also the Company’s Corporate Secretary, Treasurer, Director and stockholder, totaling $985 as of September 30, 2017, and $3,500 as of December 31, 2016. These advances were made to be used for working capital. During the nine months ended September 30, 2017, $2,515 were reimbursed to the Company’s current Chief Financial Officer. These advances are unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2017, the Company advanced funds to the Chief Financial Officer, totaling $47,093 as of September 30, 2017, and $Nil as of December 31, 2016, which are included in accounts receivable in the unaudited condensed interim balance sheets. These receivables are non-interest bearing and due on demand.

The Company used Bay City Transfer Agency & Registrar Inc. (“BCTAR”) to facilitate its stock transfers, corporate services and Edgar filings until November 9, 2016. Mr. Amersey is listed with the Securities and Exchange Commission as a control person of BCTAR. For the nine months ended September 30, 2017, and 2016, the Company incurred expenses of $Nil and $Nil, respectively, in relation to these services. For the three months ended September 30, 2017, and 2016, the Company incurred expenses of $Nil and $Nil, respectively, in relation to these services. The Company has receivables from BCTAR, totaling $27,000 as of September 30, 2017, and $Nil as of December 31, 2016, which are included in accounts receivable in the unaudited condensed interim balance sheets. These receivables are non-interest bearing and due on demand.

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

Impairment of Brand License Agreement

The Brand License of $6,805,600 was measured based on the fair value of the stock issued (on December 29, 2014, 752,000 common shares of HPIL Holding issued at $9.05 per share). Currently, based on the market value of the common shares, 752,000 shares would be equal to the value of $7,520 (752,000 common shares of HPIL Holding at $0.01 per share). In terms of measuring the Brand License on the value of the stock issued, the Company would have to write the value down to $7,520. Based on a qualitative assessment, the Company is uncertain of how its relationship with the WTFSKF will proceed in the future and thus based on this uncertainty, the Company deems it prudent to value the asset at the current market value of the stock held by the WTFSKF. The Company has simply recognized the potential of it losing the Brand License due to factors beyond its control and based on this risk has reassessed the value of the Brand License to be the recoverable amount of the potential return of shares during the year ended December 31, 2016. Based on the Company assessment of the value of the Brand License, the Company has determined the fair value of the Brand License to be $7,520 (752,000 common shares of HPIL Holding at $0.01 per share). No amortization has been recognized during the period ended September 30, 2017 and the year ended December 31, 2016, as the Brand License Agreement is not effective until 2018. In the event of the Company losing the Brand License, the Company would seek to reacquire this stock and is thereby assessing the value of the Brand License at the value of the stock as determined by the market. The impairment loss does not necessarily impact on the future expected cash flow associated with the Brand License or with the Company’s intent or ability to renew or extend the Brand License Agreement. It simply recognizes the risk that the Company believes is extant.

Addendum to Brand License Agreement to Acquire Broadcast Rights

On May 19, 2017, the Company entered into an addendum to the Brand License Agreement (the “Addendum”) with the WTFSKF whereby the Company acquired the television, radio and internet rights to the WTFSKF World Karate Championship and the International Karate Gasshuku. The term of the agreement is for the life of the Brand License Agreement. In connection with the Addendum and rights acquired, the Company paid $42,000 to WTFSKF, which was funded from proceeds of the August 11, 2017 promissory note with Power Up Lending Group, Ltd., discussed in Note 7. The Addendum further enhances the ability of the Company to develop the market under the Brand License Agreement and the Addendum. However, the Company has chosen to follow a prudent and vigilant course of action in writing down the value of the Brand License. The Company has considered and taken note of Section 350-30-35, the Subsequent Measurement Section that provides guidance on an entity’s subsequent measurement and subsequent recognition of an item. Situations that may result in subsequent changes to the carrying amount include impairment, credit losses, fair value adjustments, depreciation and amortization, and so forth. The Company has also taken note of Section 350-30-50, the Disclosure Section that provides guidance regarding the disclosure in the notes to the financial statements. In some cases, disclosure may relate to disclosure on the face of the condensed interim financial statements.

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

On December 9, 2016, the Company issued to GPL a Convertible Promissory Note in the principal amount of $5,000 in exchange for $5,000 in cash (the “5K Note”). The 5K Note accrues interest at the rate of 12% per annum and is due in full on or before June 9, 2017. The 5K Note also prohibits prepayment of the principal. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of 50% of the lowest Trading Price during the Valuation Period (as defined and calculated pursuant to the 5K Note), which is adjustable in accordance with the 5K Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the 5K Note.

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

On December 27, 2016, the Company and KCG entered into a Securities Purchase Agreement to which the Company sold to KCG a convertible promissory note in the amount of $60,000 for a purchase price of $50,000. The Company issued to KCG a 15% Convertible Note (the “December Note”) in the principal amount of $60,000. The December Note accrues interest at the rate of 15% per year and is due in full on or before December 27, 2017. The Company may prepay this Note in whole at any time prior to 6 months from the issue date on at least 5 Trading Days (as defined in the December Note) but not more than 10 Trading Days notice, provided that the Holder shall retain all rights of conversion until the date of repayment, notwithstanding the pendency of any prepayment notice. KCG has the right to convert all or any portion of the note balance at any time at a conversion price per share of forty percent (40%) of the lowest sale price for the Company’s Common Stock during the thirty (30) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the December Note), which is adjustable in accordance with the December Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the December Note.

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

On May 10, 2017, the Company and Auctus Funds, LLC (“Auctus”) entered into a Securities Purchase Agreement (the “Auctus Securities Purchase Agreement”), pursuant to which the Company sold to Auctus a convertible promissory note in the amount of $72,000 for a purchase price of $72,000. Pursuant to the Auctus Securities Purchase Agreement, the Company issued to Auctus a 12% Convertible Note (the “Auctus Note”) in the principal amount of $72,000. The Auctus Note accrues interest at the rate of 12% per year and is due in full on or before February 10, 2018. The Company may prepay this Note in whole at any time prior to 60 days from the issue date on at least 5 Trading Days’ notice, upon payment of (i) 125% of the outstanding balance of the Auctus Note within 30 days of the issue date, or (ii) 130% of the outstanding balance of the Auctus Note if between 30 and 60 days after the issue date. The Company shall have no prepayment right after 60 days. Auctus has the right to convert all or any portion of the note balance at any time at a conversion price per share of thirty percent (30%) of the lowest sale price for the Company’s Common Stock during the twenty-five (25) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Auctus Note), which is adjustable in accordance with the Auctus Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Auctus Note.

On March 27, 2017, Kodiak Capital Group, LLC, (“KCG”) has claimed an event of default under a convertible promissory note in the principal amount of $215,000 issued by the Company pursuant to the Company’s failure to deliver shares of the Company’s common stock pursuant to a conversion notice served on the Company. KCG has also alleged various defaults with reference to a convertible promissory note in the principal amount of $60,000. The claimed defaults are the result of KCG’s inability to sell the Company’s common stock under Rule 144 due to the Company’s then delinquent filings. As a result of these various alleged defaults KCG has sent the Company a claim in the sum of $2,608,572 as of March 27, 2017. KCG claims that the claim amount continues to increase in accordance to the terms of the notes. The Company is disputing the payment of the $215,000 note with KCG and is considering initiating an action against KCG for obtaining the note by fraudulent means and may claim damages as well. There is no litigation currently pending. The Company issued 3,661,150 shares of treasury common stock of the Company (the “Shares”) related to the conversion of convertible notes held by KCG amounting to $40,800 in the first quarter of 2017.

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

On July 31, 2017, GPL elected to convert $500 of the principal amount of the promissory note issued by the Company to GPL dated December 9, 2016 with a face value of $5,000 into 5,000,000 shares of the Company’s common stock.

On August 4, 2017, the Company and Jabro Funding (“Jabro”) entered into a Securities Purchase Agreement (the “Jabro Securities Purchase Agreement”), pursuant to which the Company sold to Jabro a convertible promissory note in the amount of $10,000 for a purchase price of $10,000. Pursuant to the Jabro Securities Purchase Agreement, the Company issued to Jabro a 12% Convertible Note (the “Jabro Note”) in the principal amount of $10,000. The Jabro Note accrues interest at the rate of 12% per year and is due in full on or before May 15, 2018. The Company may prepay this Note in whole at any time prior to 30 days from the issue date on at least 3 Trading Days’ notice, upon payment of 120% of the outstanding balance of the Jabro Note. Jabro has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) of the lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the Jabro Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On August 9, 2017, the Company and GPL Ventures, LLC (“GPL”) entered into a Securities Purchase Agreement (the “GPL Securities Purchase Agreement”), pursuant to which the Company sold to GPL a convertible promissory note in the amount of $10,000. Pursuant to the GPL Securities Purchase Agreement, the Company issued to GPL a 10% Convertible Note (the “GPL Note”) in the principal amount of $10,000. The GPL Note accrues interest at the rate of 10% per year and is due in full on or before March 9, 2018. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) of the lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the GPL Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

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

On August 11, 2017, the Company and Auctus Funds, LLC (“Auctus”) amended their Securities Purchase Agreement dated May 10, 2017 (the “Auctus Securities Purchase Agreement”), to increase the original borrowing by $10,000 under the same terms.

The Company is late in filing it’s 10Q for the third quarter of 2017. Its Convertible Promissory Notes are in Default as a result of the late filing.

On June 28, 2016, November 9, 2016, December 9, 2016, December 27, 2016, February 17, 2017, April 11, 2017, May 10, 2017, July 28, 2017, August 4, 2017, August 9, 2017 and August 11, 2017, the Company recorded a discount on the various convertible promissory notes. This discount is amortized using the effective interest rate method at an interest rate of 58.70%, 100.04%, 132.66%, 48.38%, 96.16%, 105.71%, 46.38%, 4,201%, 3,939%, 3,527% and 3,224%, respectively, for the June 28, 2016, November 9, 2016, December 9, 2016, December 27, 2016, February 17, 2017, April 11, 2017, May 10, 2017, July 28, 2017, August 4, 2017, August 9, 2017 and August 11, 2017, Notes, respectively, over the term of the Notes.

Face value of June 28, 2016, promissory note payable	$215,000
Face value of November 9, 2016, promissory note payable	250,000
Face value of December 9, 2016, promissory note payable	5,000
Face value of December 27, 2016, promissory note payable	60,000
Total face value of promissory notes payable	530,000
Discount on promissory notes payable	(436,938)
Accretion of discount on promissory notes payable	109,234
Balance December 31, 2016	$202,296
Face value of February 17, 2017, promissory note payable	33,000
Face value of June 28, 2016, promissory note payable converted into common stock	(40,800)
Face value of December 9, 2016, promissory note payable converted into common stock	(1,290)
Face value of April 11, 2017, promissory note payable	10,000
Face value of May 10, 2017, promissory note payable	72,000
Face value of July 28, 2017 , promissory note payable	15,000
Face value of August 4, 2017, promissory note payable	10,000
Face value of August 9, promissory note payable	10,000
Face value of August 11, 2017, promissory note payable	45,000
Face value of August 9, 2017, promissory note payable	6,000
Face value of August 9, 2017, promissory note payable	4,000
Face value of August 11, 2017, promissory note payable converted into common stock	(10,250)
Discount on promissory notes payable	(197,108)
Accretion of discount on promissory notes payable	387,275
Accrued interest	23,943
Balance September 30, 2017	$569,066

During the nine months ended September 30, 2017, accretion of discount of the various convertible promissory notes amounted to $387,275 (September 30, 2016 - $Nil).

During the three months ended September 30, 2017, accretion of discount of the various convertible promissory notes amounted to $24,315 (September 30, 2016 - $Nil).

During the nine months ended September 30, 2017, interest expense on the various convertible promissory notes amounted to $24,226 (September 30, 2016 - $Nil).

During the three months ended September 30, 2017, interest expense on the various convertible promissory notes amounted to $10,354 (September 30, 2016 - $Nil).

NOTE 7 – CONVERSION OPTION DERIVATIVE LIABILITY

The Company accounted for the conversion option of the Notes in accordance with ASC Topic 815 (“Derivatives and Hedging”), under which the conversion option meets the definition of a derivative instrument.

This conversion option derivative liability was measured at fair value on the dates of issue and at September 30, 2017, and December 31, 2016, using a binomial lattice model, with changes in the fair value charged or credited, as applicable, to the unaudited condensed interim statements of operations and comprehensive loss.

The inputs into the binomial lattice model for each issuance and at September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, are as follows:

	Closing share price	Conversion price	Risk free rate	Expected volatility	Dividend yield	Expected life
June 28, 2016	$2.50	$1.25	0.45%	118%	0%	0.59 year
November 9, 2016	$1.60	$1.20	0.72%	118%	0%	0.72 year
December 9, 2016	$1.60	$0.80	0.85%	118%	0%	0.50 year
December 27, 2016	$1.60	$0.64	0.89%	118%	0%	1 year
December 31, 2016	$1.60	$0.64 - $1.20	0.85%	118%	0%	0.08 - 0.99 year
February 17, 2017	$0.02	$0.01	1.27%	118%	0%	0.75 year
March 31, 2017	$0.02	$0.00 - $0.01	1.27%	118%	0%	0.19 – 0.74 year
April 11, 2017	$0.0121	$0.005	1.20%	118%	0%	0.51 year
May 10, 2017	$0.01	$0.003	1.20%	118%	0%	0.75 year
June 30, 2017	$0.0009	$0.0018 - $0.0048	1.20%	118%	0%	0.08 – 0.61 year
July 28, 2017	$0.012	$0.005	1.20%	118%	0%	0.41 year
August 4, 2017	$0.010	$0.001	1.20%	118%	0%	0.62 year
August 9, 2017	$0.004	$0.004-0.005	1.20%	118%	0%	0.44 year
August 11, 2017	$0.009	$0.0025	1.20%	118%	0%	0.77 year
September 30, 2017	$0.0025	$0.0003-0.0015	1.20%	118%	0%	0.13-0.66 year

The fair value of the conversion option derivative liability, as determined using the binomial lattice model, was $1,881,170 at September 30, 2017, $757,934 at June 30, 2017, $2,271,221 at March 31, 2017 ($507,668 – December 31, 2016). The change in the fair value of the conversion option derivative liability for the nine months ended September 30, 2017 of $1,299,356 was primarily due to a decrease in the price of the Company’s common stock and was recorded as a loss in the unaudited condensed interim statement of operations and comprehensive loss for the period ended September 30, 2017.

Conversion option derivative liability, beginning balance	$-
Origination of conversion option derivative liability on June 28, 2016	215,000
Origination of conversion option derivative liability on November 9, 2016	158,854
Origination of conversion option derivative liability on December 9, 2016	5,000
Origination of conversion option derivative liability on December 27, 2016	60,000
Loss on change in fair value of conversion option derivative liability, December 31, 2016	68,814
Balance, December 31, 2016	$507,668
Origination of conversion option derivative liability on February 17, 2017	28,486
Value of conversion option derivative liability on June 28, 2016 convertible promissory note converted into common stock	(51,088)
Loss on change in fair value of conversion option derivative liability, March 31, 2017	1,786,155
Balance, March 31, 2017	$2,271,221
Origination of conversion option derivative liability on April 11, 2017	10,000
Origination of conversion option derivative liability on May 10, 2017	72,000
Gain on change in fair value of conversion option derivative liability, June 30, 2017	(1,595,287)
Balance, June 30, 2017	$757,934
Origination of conversion options derivative liability on August 11,2017	6,628
Origination of conversion option derivative liability on July 28, 2017	14,999
Origination of conversion option derivative liability on August 4, 2017	9,999
Origination of conversion option derivative liability on August 9, 2017	5,999
Origination of conversion option derivative liability on August 11, 2017	44,999
Origination of conversion option derivative liability on August 9, 2017	3,999
Value of conversion option derivative liability convertible promissory note converted during three months ended September 30, 2017 into common stock	(71,875)
Loss on change in fair value of conversion option derivative liability, September 30, 2017	1,108,488
Balance, September 30, 2017	$1,881,170

NOTE 8 – SUBSEQUENT EVENTS

On October 13, 2017, the Company and Auctus Funds, LLC (“Auctus”) entered into a Securities Purchase Agreement (the “Auctus Securities Purchase Agreement”), pursuant to which the Company sold to Auctus a convertible promissory note in the amount of $44,000 for a purchase price of $44,000. Pursuant to the Auctus Securities Purchase Agreement, the Company issued to Auctus a 12% Convertible Note (the “Auctus Note”) in the principal amount of $44,000. The Auctus Note accrues interest at the rate of 12% per year and is due in full on or before July 13, 2018. The Company may prepay this Note in whole at any time prior to 180 days from the issue date on at least 3 Trading Days’ notice, upon payment of (i) 125% of the outstanding balance of the Auctus Note within 30 days of the issue date, or (ii) 130% of the outstanding balance of the Auctus Note if between 30 and 60 days after the issue date or (iii) 135% of the outstanding balance of the Auctus Note if between 60 and 90 days after the issue date or (iv) 140% of the outstanding balance of the Auctus Note if between 90 and 120 days after the issue date or (v) 145% of the outstanding balance of the Auctus Note if between 120 and 150 days after the issue date or (vi) 150% of the outstanding balance of the Auctus Note if between 150 and 180 days after the issue date . The Company shall have no prepayment right after 180 days. Auctus has the right to convert all or any portion of the note balance at any time at a conversion price per share of thirty percent (30%) of the lowest sale price for the Company’s Common Stock during the twenty-five (25) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Auctus Note), which is adjustable in accordance with the Auctus Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Auctus Note.

On November 21, 2017, the “Company”, entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Continuation Capital, Inc., a Delaware corporation (“CCI”). Pursuant to the Settlement Agreement, the Company agreed to issue shares of its common stock to CCI in exchange for the settlement of certain past due obligations and accounts payable of the Company (the “Subject Debts”) in the aggregate amount of $132,088.32 (“the Settlement Amount”). Prior to its entering into the Settlement Agreement, CCI had purchased the Subject Debts from certain vendors of the Company, pursuant to separate claim purchase agreements between CCI and such vendors. CCI sought payment of the Subject Debts by the Company in the matter entitled Continuation Capital Inc., a Delaware corporation, vs. HPIL Holding, a Nevada corporation (“the CCI Action”), in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Florida Circuit Court”). In settlement of the CCI Action, the Company and CCI entered into the Settlement Agreement. On November 22, 2017, the Florida Circuit Court entered an order approving the Settlement Agreement (the “CCI Order”). In the CCI Order, the Florida Circuit Court found, among other things, that the Settlement Agreement was fair to CCI, within the meaning of Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), and that the sale of shares of Company common stock (the “Settlement Shares”) to CCI and the resale of the Settlement Shares by CCI, assuming satisfaction of all other applicable securities laws and regulations, will be exempt from registration under the Securities Act.

On October 18, 2018, the Company and Power Up Lending Group, Ltd. (“Power Up”) entered into a Securities Purchase Agreement (the “Power Up Securities Purchase Agreement”), pursuant to which the Company sold to Power Up a convertible promissory note in the amount of $35,000. Pursuant to the Power Up Securities Purchase Agreement, the Company issued to Power Up a 12% Convertible Note (the “Power Up Note”) in the principal amount of $35,000. The Power Up Note accrues interest at the rate of 12% per year and is due in full on or before July 20, 2018. The Company may prepay this Power Up Note in whole at any time prior to 6 months from the issue date on at least 3 Trading Days’ notice, subject to a variable prepayment penalty. Power Up has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty-one percent (51%) of the average of the one (1) lowest sale price for the Company’s Common Stock during the fifteen (15) consecutive Trading Days immediately preceding the Conversion Date (as defined and calculated pursuant to the Power Up Note), which is adjustable in accordance with the Power Up Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Power Up Note.

On March 22, 2018 the Company signed a Crypto Coin Patent Licensing Agreement (the “Patent Agreement”) with Virtual Solutions Ventures LLC a Wyoming company, the “Licensor.” The Licensor is the owner of all right, title and interest throughout the world to a new idea, invention or product known as a “Browser Based Currency Miner”, United States Patent and Trademark Office (USPTO) file number 62614253 (“Provisional Patent”). The Licensor has licensed the usage and marketing of this Provisional Patent to the Company (“Licensee) and is authorized to use and market the provisional patent within the United States of America, and worldwide to the World Traditional Okinawa Karate Federation (WTOKF) in Switzerland and its member country organizations. The Term of this Patent Agreement is five years from the effective date (January 11, 2018) and it is renewable from year to year unless cancelled by either the Licensor or the Licensee. Initially the license to the Licensee is for the Crypto Coin known as Monero. The agreement also requires the Licensee to pay quarterly royalty fees based upon established milestones and benchmarks.

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

Net cash used in operating activities. During the nine months ended September 30, 2017, net cash used in operating activities was $191,880 compared with $46,562 used in operating activities for the nine months ended September 30, 2016. The cash flow used in operating activities in the nine months ended September 30, 2017, was primarily the result of financing related party accounts receivable and an increase in payables and accrued expenses. The cash flow used in operating activities in the nine months ended September 30, 2016, was primarily the result of incurred operating expenses without no revenue generating a net loss.

Net cash used in investing activities. The Company did not engage in any activities generating or using cash flow that it classified as investing activities during the nine months ended September 30, 2017, and 2016.

Net cash provided by financing activities. During the nine months ended September 30, 2017, net cash provided by financing activities was $192,703 compared with $41,700 by financing activities for the nine months ended September 30, 2016. The cash flow provided by financing activities in the nine months ended September 30, 2017, was primarily attributable to an increase in convertible notes payable. The cash flow provided by financing activities in the nine months ended September 30, 2016, was primarily the result of proceeds from the Convertible Notes payable that the Company entered into.

In the course of its start-up activities, the Company has sustained operating losses and expects to incur an operating loss for the foreseeable future. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the report of the Company's independent registered public accounting firm on the Company's financial statements as of and for the years ended December 31, 2016 and 2015 contained an emphasis of a matter paragraph stating this uncertainty. The unaudited condensed financial statements accompanying this Quarterly Report have been prepared assuming that the Company will continue as a going concern. The Company had negative working capital of $2,512,968 as of September 30, 2017.

The Company will continue targeting sources of additional financing and opportunities to produce profitable revenue streams, whether through sole or joint ventures, to provide continuation of its operations. Management believes the Company will be successful in achieving either additional financing or one or more additional revenue streams to support the continuation of its operations through September 30, 2018. Moreover, the Company’s Chief Financial Officer, who is also the Company’s Corporate Secretary and Treasurer and a Director and stockholder of the Company, has indicated his ability to provide financial support to the Company, should it be necessary. Despite the aforementioned developments in the Company’s financial standing, there is no assurance that we will be able to achieve revenues sufficient to become profitable or that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Comparison of Three Months Ended June 30, 2017, to Three Months Ended June 30, 2016.

General and Administrative Expenses. General and administrative expenses increased to $122,815 for the three months ended September 30, 2017, from $41,594 for the three months ended September 30, 2016. The increase in general and administrative expenses is primarily related to an increase in consulting fees.

Accretion Expense. Accretion expense increased to $34,670 for the three months ended September 30, 2017, from $Nil for three months ended September 30, 2016. The increase of accretion expense is discussed in Note 6 to the condensed interim financial statements.

Loss on change in Fair Value of conversion option derivative liability. The loss on change in fair value of conversion option derivative increased to $1,108,489 for the three months ended September 30, 2017, from $Nil for the three months ended September 30, 2016. The change in fair value of conversion option derivative is discussed in Note 7 to the condensed interim financial statements.

Net Loss. For the three months ended September 30, 2017, we incurred a net loss of $1,265,974 as compared to a net loss of $41,594 for the three months ended September 30, 2016. The net income was primarily a result of the gain on change in fair value of conversion option derivative liability.

Comparison of Nine Months Ended September 30, 2017, to Nine Months Ended September 30, 2016.

General and Administrative Expenses. General and administrative expenses increased to $220,329 for the nine months ended September 30, 2017, from $77,111 for the nine months ended September 30, 2016. The increase in general and administrative expenses is primarily related to an increase in consulting fees.

Accretion Expense. Accretion expense increased to $411,217 for the nine months ended September 30, 2017, from $Nil for nine months ended September 30, 2016. The increase of accretion expense is discussed in Note 6 to the condensed interim financial statements.

Loss on change in Fair Value of conversion option derivative liability. The loss on change in fair value of conversion option derivative increased to $1,299,356 for the nine months ended September 30, 2017, from $Nil for the nine months ended September 30, 2016. The increase of loss on change in fair value of conversion option derivative is discussed in Note 7 to the condensed interim financial statements.

Net Loss. For the nine months ended September 30, 2017, we incurred a net loss of $1,930,902 as compared to a net loss of $77,711 for the nine months ended September 30, 2016. The net loss was primarily a result of the loss on change in fair value of conversion option derivative liability and accretion expense. The increase in net loss was primarily the result of the increases in the loss on change in fair value of conversion option derivative liability and accretion expense.

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

On July 28, 2017, the Company and GPL Ventures, LLC (“GPL”) entered into a Securities Purchase Agreement (the “GPL Securities Purchase Agreement”), pursuant to which the Company sold to GPL a convertible promissory note in the amount of $15,000 for a purchase price of $15,000. Pursuant to the GPL Securities Purchase Agreement, the Company issued to GPL a 5% Convertible Note (the “GPL Note”) in the principal amount of $15,000. The GPL Note accrues interest at the rate of 5% per year and is due in full on or before February 28, 2018. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) of the lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the GPL Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On August 4, 2017, the Company and Jabro Funding (“Jabro”) entered into a Securities Purchase Agreement (the “Jabro Securities Purchase Agreement”), pursuant to which the Company sold to Jabro a convertible promissory note in the amount of $10,000 for a purchase price of $10,000. Pursuant to the Jabro Securities Purchase Agreement, the Company issued to Jabro a 12% Convertible Note (the “Jabro Note”) in the principal amount of $10,000. The Jabro Note accrues interest at the rate of 12% per year and is due in full on or before May 15, 2018. The Company may prepay this Note in whole at any time prior to 30 days from the issue date on at least 3 Trading Days’ notice, upon payment of 120% of the outstanding balance of the Jabro Note. Jabro has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) of the lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the Jabro Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

On August 9, 2017, the Company and GPL Ventures, LLC (“GPL”) entered into a Securities Purchase Agreement (the “GPL Securities Purchase Agreement”), pursuant to which the Company sold to GPL a convertible promissory note in the amount of $10,000 for a purchase price of $10,000. Pursuant to the GPL Securities Purchase Agreement, the Company issued to GPL a 10% Convertible Note (the “GPL Note”) in the principal amount of $10,000. The GPL Note accrues interest at the rate of 10% per year and is due in full on or before March 9, 2018. GPL has the right to convert all or any portion of the note balance at any time at a conversion price per share of fifty percent (50%) of the lowest sale price for the Company’s Common Stock during the twenty (20) consecutive Trading Days immediately following the clearing of the converted shares (as defined and calculated in the GPL Note), which is adjustable in accordance with the Note terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Plan of Merger by and among HPIL Holding, HPIL HEALTHCARE Inc., HPIL ENERGYTECH Inc., HPIL WORLDFOOD Inc., HPIL REAL ESTATE Inc., HPIL GLOBALCOM Inc., and HPIL ART&CULTURE Inc. dated May 27, 2015

*3.1	Articles of Incorporation

*3.2	By-laws

*3.3	Certificate of Amendment

*4.1	Certificate of Designation – Series A Preferred Stock

*4.2	Certificate of Designation – Series B Preferred Stock

*10.1	Addendum to Brand License Agreement entered into by and between HPIL Holding and World Traditional Fudokan Shotokan Karate-Do Federation on May 19, 2017.

*10.2	Securities Purchase Agreement, by and between the HPIL Holdings and Auctus Fund, LLC., dated May 10, 2017

*10.3	Convertible Promissory Note, by and between the HPIL Holdings and Auctus Fund, LLC., dated May 10, 2017

***10.4	Convertible Promissory Notes by and between HPIL HOLDINGS and others to be filed

†31.1	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith
***	To be filed

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPIL Holding

Dated: April 2, 2018	By:	/s/ Nitin Amersey
Nitin Amersey
Director, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer),
Corporate Secretary and Treasurer

25